Form 10-Q
period 1996-03-31
PHOENIX INCOME FUND LP
filed 1996-05-14
CIK 857873

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      ---------

                                      FORM 10-Q

  __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-19063
                                                -------

                           PHOENIX INCOME FUND, L.P .
- - --------------------------------------------------------------------------------
                                   Registrant

         California                                        68-0204588
- - ---------------------------                   ----------------------------------
    State of Jurisdiction                     I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                  94901-5527
- - --------------------------------------------------------------------------------
    Address of Principal Executive Offices                      Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                               Yes __X__ No _____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                        March 31,   December 31,
                                                          1996          1995
                                                          ----          ----
ASSETS

Cash and cash equivalents                               $ 2,869       $ 2,364

Accounts receivable (net of allowance for losses
  on accounts receivable of $115 and $147 at March
  31, 1996 and December 31, 1995, respectively)             153           219

Notes receivable (net of allowance for losses
  on notes receivable of $216 and $230 at March
  31, 1996 and December 31, 1995, respectively)           1,670         1,850

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $14,746 and
  $15,279 at March 31, 1996 and December 31, 1995,
  respectively)                                           1,101         1,407

Net investment in financing leases (net of allowance
  for early  terminations of $372 and $436 at March
  31, 1996 and December 31, 1995, respectively)           7,761         8,980

Investment in joint ventures                              1,177         1,103

Capitalized acquisition fees (net of accumulated
  amortization of $3,160 and $3,084 at March 31, 1996
  and December 31, 1995, respectively)                      434           505

Other assets                                                266           284
                                                        -------       -------
   Total Assets                                         $15,431       $16,712
                                                        =======       =======
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable and accrued expenses                 $   833       $   868
                                                        -------       -------
   Total Liabilities                                        833           868
                                                        -------       -------
Partners' Capital
  General Partner                                           (10)          (14)

  Limited Partners, 300,000 units authorized,
   175,285 units issued and 170,959 and 171,073
   units outstanding at March 31, 1996 and December
   31, 1995, respectively                                14,495        15,727

  Unrealized gains on available-for-sale securities         113           131
                                                        -------       -------
   Total Partners' Capital                               14,598        15,844
                                                        -------       -------
   Total Liabilities and Partners' Capital              $15,431       $16,712
                                                        =======       =======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                              1996     1995
                                                              ----     ----
INCOME

  Rental income                                             $  712   $  970
  Earned income, financing leases                              292      404
  Equity in earnings from joint ventures, net                   85       63
  Interest income, notes receivable                             69       63
  Other income                                                  52       75
                                                            ------   ------
   Total Income                                              1,210    1,575
                                                            ------   ------
EXPENSES

  Depreciation                                                 431      952
  Amortization of acquisition fees                              76      133
  Lease related operating expenses                              53       89
  Management fees to General Partner                            83      122
  Reimbursed administrative costs to General Partner            74       76
  Interest expense                                              -        79
  Provision for losses on receivables                           21       -
  General and administrative expenses                           33       52
                                                            ------   ------
   Total Expenses                                              771    1,503
                                                            ------   ------

NET INCOME                                                  $ 439    $   72
                                                            ======   ======


NET INCOME PER LIMITED PARTNERSHIP UNIT                     $ 2.06   $   -
                                                            ======   ======
DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                  $ 9.20   $ 8.83
                                                            ======   ======
ALLOCATION OF NET INCOME:
   General Partner                                          $   87   $   72
   Limited Partners                                            352       -
                                                            ------   ------
                                                            $  439   $   72
                                                            ======   ======


        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            1996          1995
                                                            ----          ----
Operating Activities:
  Net income                                              $  439         $  72

  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                            431           952
     Amortization of acquisition fees                         76           133
     Loss on sale of equipment                                14            94
     Equity in earnings from joint ventures, net             (85)          (63)
     Gain on sale of securities                              (21)           -
     Provision for early termination, financing leases        35            -
     Provision for losses on notes receivable                (14)           -
     Decrease (increase) in accounts receivable               66          (112)
     Increase in accounts payable and accrued expenses        23            32
     Decrease in other assets                                 -             32
                                                          ------        ------
Net cash provided by operating activities                    964         1,140
                                                          ------        ------
Investing Activities:
  Principal payments, financing leases                     1,026         1,409
  Principal payments, notes receivable                       133           147
  Proceeds from sale of equipment                            137           411
  Distributions from joint ventures                           72           308
  Proceeds from sale of securities                            21            -
  Investment in financing leases                            (118)          (43)
  Purchase of equipment                                       -            (32)
  Payment of acquisition fees                                (63)          (36)
                                                          ------        ------
Net cash provided by investing activities                  1,208         2,164
                                                          ------        ------
Financing Activities:
  Payments of principal, notes payable                        -         (3,513)
  Redemptions of capital                                     (10)          (71)
  Distributions to partners                               (1,657)       (1,598)
                                                          ------        ------
Net cash used by financing activities                     (1,667)       (5,182)
                                                          ------        ------
Increase (decrease) in cash and cash equivalents             505        (1,878)

Cash and cash equivalents, beginning of period             2,364         5,712
                                                          ------        ------
Cash and cash equivalents, end of period                  $2,869        $3,834
                                                          ======        ======
Supplemental Cash Flow Information:
   Cash paid for interest expense                         $   -         $   92


        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  General.

      The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

      Non Cash Investing Activities. During the three months ended March 31, 1996, the Partnership, along with other affiliated partnerships managed by the General Partner, obtained title to a cable television company that had been pledged as collateral for a non-performing note. As a result, the Partnership reclassified $62,000 to Investment in Joint Ventures on the balance sheet.

Note 2.  Reclassification.

      Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 3.  Income Taxes.

      Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Notes Receivable.

      Impaired Notes Receivable. At March 31, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $160,000 for which there is no related allowance for losses. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $160,000.

      On February 14, 1996, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The Partnership's net carrying value for this outstanding note receivable was $62,000 at March 31, 1996, for which the Partnership had an allowance for losses on notes of $14,000. Because the market value of the cable system exceeded the carrying value, this allowance of $14,000 was reversed and recognized as income at March 31, 1996.

      The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                            1996           1995
                                            ----           ----
                                           (Amounts In Thousands)
      Beginning balance                     $230           $230
         Provision for losses                (14)            -
         Write downs                          -              -
                                            ----           ----
      Ending balance                        $216           $230
                                            ====           ====

Note 5.  Equipment on Operating Leases and Held for Lease.

      The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statement of operations for the three months ended March 31, 1996 and 1995, are $81,000 and $19,000 respectively, ($.47 and $.12 per limited partnership unit, respectively).

Note 6.  Net Income (Loss) and Distributions Per Limited Partnership Unit.

      Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 171,054 and 171,952 for the three months ended March 31, 1996 and 1995, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 7.  Investment in Joint Ventures:

Equipment Joint Venture

      The statements of operations of the equipment joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                              1996      1995
                                                              ----      ----

INCOME
Earned income, financing leases                               $431      $623
Gain on sale of equipment                                       50        43
Other income                                                    66        58
                                                              ----      ----
      Total income                                             547       724
                                                              ----      ----

EXPENSES
Depreciation                                                    24        12
Lease related  operating expenses                               -          5
Management fees to General Partner                              53        80
Interest expense                                               111       314
General and administrative expenses                             29        83
                                                              ----      ----
      Total expenses                                           217       494
                                                              ----      ----
Net income                                                    $330      $230
                                                              ====      ====
Financing Joint Venture

      The statements of operations of the financing joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                              1996      1995
                                                              ----      ----

INCOME
Interest income - notes receivable                           $  42      $ 49
Other income                                                     1         1
                                                             -----      ----
      Total income                                              43        50
                                                             -----      ----
EXPENSES
Management fees to general partner                               1        -
General and administrative expenses                             -          6
                                                             -----      ----
      Total expenses                                             1         6
                                                             -----      ----
Net income                                                   $  42      $ 44
                                                             =====      ====

Foreclosed Cable Systems Joint Venture

      The statements of operations of the foreclosed cable systems joint venture are presented below:

                              STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)
                                                            Three Months Ended
                                                                 March 31,
                                                              1996      1995
                                                              ----      ----

INCOME
Subscriber revenue                                           $ 303      $ -
Other income                                                     2        -
                                                             -----      ----
      Total income                                             305        -
                                                             -----      ----
EXPENSES
Depreciation and amortization                                  139        -
Program services                                               105        -
Management fees to an affiliate of the General Partner          14        -
General and administrative expenses                             63        -
Provision for losses on accounts receivable                      3        -
                                                             -----      ----
      Total expenses                                           324        -
                                                             -----      ----
Net loss                                                     $ (19)     $ -
                                                             =====      ====

                            PHOENIX INCOME FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      The Partnership reported net income of $439,000 during the three months ended March 31, 1996, as compared to net income of $72,000 during the three months ended March 31, 1995. The Partnership reported an overall decrease in total revenues and expenses. However, the decrease in expense exceeded the decrease in revenues, generating an increase in net income for the period.

      Total revenues decreased by $365,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The decrease in total revenues is due primarily to a decrease in rental income from operating leases of $258,000 for the three months ended March 31, 1996, as compared to the same period in 1995. The decrease in rental income is attributable to a decrease in the amount of equipment owned that is classified as operating type leases. At March 31, 1996, the Partnership owned equipment with an aggregate original cost of $36.3 million, as compared to the $46.6 million of equipment owned at March 31, 1995.

      Earned income from financing leases decreased by $112,000 during the three months ended March 31, 1996, as compared to the same period in 1995. This is attributable to the decrease in the net investment in financing leases since March 31, 1995. The Partnership owned financing leases with a net investment of $7.8 million at March 31, 1996, as compared to $11.6 million at March 31, 1995. The net investment in financing leases will continue to decline over the lease term as payments are received.

      Total expenses of the Partnership decreased by $732,000 during the three months ended March 31, 1996, compared to the same period in 1995. Depreciation expense experienced the largest decrease during the three months ended March 31, 1996, as compared to the same period in 1995. Depreciation expense decreased due to the decrease in the amount of equipment owned by the Partnership.

      The Partnership did not incur any interest expense during the three months ended March 31, 1996, as compared to interest expense of $79,000 for the three months ended March 31, 1995. Interest expense decreased during the three months ended March 31, 1996, as compared to the same period in 1995, due to the Partnership having paid off its outstanding debt during 1995. As of March 31, 1996, there are no available lines of credit.


Liquidity and Capital Resources

      The Partnership's primary source of liquidity comes from its contractual obligations with lessees and borrowers for fixed lease terms at fixed payment amounts. As the initial lease terms of the Partnership's short term operating leases expire, the Partnership will re-lease or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting its contractually owed amounts from lessees and borrowers as well as re-leasing and selling the Partnership's equipment when the lease terms expire.

The Partnership reported net cash generated by equipment leasing and financing activities during the three months ended March 31, 1996 of $2,123,000, as compared to $2,696,000 during the same period in 1995. In addition, the Partnership received proceeds from the sale of equipment of $137,000 during the three months ended March 31, 1996, as compared to $411,000 during the three months ended March 31, 1995. During the three months ended March 31, 1996, the Partnership did not make any debt payments, as compared to payments of $3,513,000 during the same period in 1995. The Partnership's outstanding debt was paid off during the fourth quarter of 1995.

      The Partnership anticipates reinvesting a portion of the revenues from the assets owned by the Partnership in new leasing or financing transactions over the life of the Partnership. During the three months ended March 31, 1996 the Partnership invested $118,000 in equipment leases, as compared to investments of $75,000 during the same period in 1995.

      As of March 31, 1996, the Partnership owned equipment being held for lease with an original cost of $2,996,000 and a net book value of $371,000, as compared to equipment with an original cost of $6,444,000 and a net book value of $370,000 at March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment.

      The cash distributed to partners was $1,657,000 and $1,598,000 during the three months ended March 31, 1996 and 1995, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $1,574,000 and $1,518,000 in cash distributions for the three months ended March 31, 1996 and 1995, respectively. The cumulative cash distributions to limited partners at March 31, 1996 is $24,533,000, as compared to $18,395,000 at March 31, 1995. The General Partner received cash distributions of $83,000 and $80,000 for its share of the cash distribution for the three months ended March 31, 1996 and 1995, respectively. The Partnership anticipates making distributions during the remainder of 1996 at approximately the same rate as the current distribution.

      The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide cash distributions to the Partners.

                            PHOENIX INCOME FUND, L.P.

                                 March 31, 1996

                           Part II. Other Information.


Item 1.  Legal Proceedings.  Inapplicable.

Item 2.  Changes in Securities.  Inapplicable

Item 3.  Defaults Upon Senior Securities.  Inapplicable

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.  Other Information.  Inapplicable

Item 6.  Exhibits and Reports on 8-K:

         a)    Exhibits:  None

               (27)   Financial Data Schedule

         b)    Reports on 8-K:  None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PHOENIX INCOME FUND, L.P.
                                -------------------------
                                       (Registrant)

                                BY:  PHOENIX LEASING ASSOCIATES LP,
                                     a California limited partnership,
                                     General Partner

                                   BY:  PHOENIX LEASING ASSOCIATES, INC.
                                        a Nevada corporation,
                                        General Partner

        Date                    Title                        Signature
        ----                    -----                        ---------


   May 13, 1996      Chief Financial Officer,          /S/ PARITOSH K. CHOKSI
- - -------------------- Senior Vice President             -------------------------
                     and Treasurer of                  (Paritosh K. Choksi)
                     Phoenix Leasing Associates, Inc.
                     General Partner


   May 13, 1996      Senior Vice President,            /S/ BRYANT J. TONG
- - -------------------- Financial Operations              -------------------------
                     (Principal Accounting Officer)    (Bryant J. Tong)
                     Phoenix Leasing Associates, Inc.
                     General Partner


   May 13, 1996      Senior Vice President of          /S/ GARY W. MARTINEZ
- - -------------------- Phoenix Leasing Associates, Inc.  -------------------------
                     General Partner                   (Gary W. Martinez)


   May 13, 1996      Partnership Controller            /S/ MICHAEL K. ULYATT
- - -------------------- Phoenix Leasing Incorporated      -------------------------
                     General Partner                   (Michael K. Ulyatt)
                     (Parent Company)