Form 10-Q
period 1996-06-30
PHOENIX INCOME FUND LP
filed 1996-08-13
CIK 857873

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----     ACT OF 1934

                  For the quarterly period ended June 30, 1996


                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934


        For the transition period from ______________ to ______________.

                         Commission file number 0-19063
                                                -------


                           PHOENIX INCOME FUND, L.P.
- --------------------------------------------------------------------------------
                                   Registrant


     California                                           68-0204588
- ---------------------                         ----------------------------------
State of Jurisdiction                         I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                         94901-5527
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

                           Yes  X       No
                              -----       -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            1996        1995
                                                            ----        ----
ASSETS

Cash and cash equivalents                                $  3,096      $  2,364

Accounts receivable (net of allowance for
  losses on accounts  receivable of $105
  and $147 at June 30, 1996 and
  December 31, 1995, respectively)                            141           219

Notes  receivable  (net of allowance for
  losses on notes  receivable of $216 and
  $230 at June 30, 1996 and December 31,
  1995, respectively)                                       1,510         1,850

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $13,896 and $15,279 at June 30, 1996 and
  December 31, 1995, respectively)                            779         1,407

Net investment in financing  leases (net of
  allowance for early  terminations of
  $97 and $436 at June 30, 1996
  and December 31, 1995, respectively)                      6,693         8,980

Investment in joint ventures                                1,193         1,103

Capitalized acquisition fees (net of
  accumulated amortization of $3,231 and
  $3,084 at June 30, 1996 and December 31,
  1995, respectively)                                         363           505

Other assets                                                  132           284
                                                         --------      --------

    Total Assets                                         $ 13,907      $ 16,712
                                                         ========      ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable and accrued expenses                  $    649      $    868
                                                         --------      --------

    Total Liabilities                                         649           868
                                                         --------      --------

Partners' Capital
  General Partner                                              (7)          (14)

  Limited Partners, 300,000 units authorized,
    175,285 units issued and 170,635 and
    171,073 units outstanding at June 30, 1996
    and December 31, 1995, respectively                    13,222        15,727

  Unrealized gains on available-for-sale securities            43           131
                                                         --------      --------

    Total Partners' Capital                                13,258        15,844
                                                         --------      --------

    Total Liabilities and Partners' Capital              $ 13,907      $ 16,712
                                                         ========      ========

                     The accompanying notes are an integral
                            part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)
                                                       Three Months Ended     Six Months Ended
                                                            June 30,              June 30,
                                                         1996      1995       1996       1995
                                                         ----     ------     ------     ------
INCOME

  Rental income                                          $453     $  819     $1,164     $1,788
  Earned income, financing leases                         247        364        538        768
  Gain on sale of securities                              107       --          128       --
  Equity in earnings from joint ventures, net              44        106        129        169
  Interest income, notes receivable                        63         70        132        133
  Other income                                             53         62         85        138
                                                         ----     ------     ------     ------

    Total Income                                          967      1,421      2,176      2,996
                                                         ----     ------     ------     ------

EXPENSES

  Depreciation                                            250        801        681      1,752
  Amortization of acquisition fees                         71        108        147        240
  Lease related operating expenses                         25         87         78        176
  Management fees to General Partner                       75        108        159        230
  Reimbursed administrative costs to General Partner       65         79        139        155
  Interest expense                                        --          41       --          121
  Provision for losses on receivables                      31       --           52       --
  General and administrative expenses                      32         55         64        108
                                                         ----     ------     ------     ------

    Total Expenses                                        549      1,279      1,320      2,782
                                                         ----     ------     ------     ------

NET INCOME                                               $418     $  142     $  856     $  214
                                                         ====     ======     ======     ======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                       $1.94    $ --       $ 4.00     $ --
                                                         ====     ======     ======     ======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                                       $9.24    $ 8.68     $18.44     $17.51
                                                         ====     ======     ======     ======

ALLOCATION OF NET INCOME:
    General Partner                                      $ 86     $  142     $  173     $  214
    Limited Partners                                      332       --          683       --
                                                         ----     ------     ------     ------

                                                         $418     $  142     $  856     $  214
                                                         ====     ======     ======     ======

                      The accompanying notes are an integral
                            part of these statements.

                            PHOENIX INCOME FUND, L.P.
                              STATEMENTS CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             1996        1995
                                                             ----        ----
Operating Activities:
  Net income                                               $   856     $   214
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                             681       1,752
      Amortization of acquisition fees                         147         240
      Loss on sale of equipment                                 71         152
      Equity in earnings from joint ventures, net             (129)       (169)
      Gain on sale of securities                              (128)       --
      Provision for early termination, financing leases         66        --
      Provision for losses on notes receivable                 (14)       --
      Decrease in accounts receivable                           78         226
      Decrease in accounts payable and accrued expenses       (156)       (255)
      Decrease in other assets                                  64          83
                                                           -------     -------

Net cash provided by operating activities                    1,536       2,243
                                                           -------     -------

Investing Activities:
  Principal payments, financing leases                       2,043       2,716
  Principal payments, notes receivable                         293         299
  Proceeds from sale of equipment                              173         731
  Distributions from joint ventures                            100         450
  Proceeds from sale of securities                             128        --
  Investment in financing leases                              (119)        (86)
  Payment of acquisition fees                                  (68)        (39)
                                                           -------     -------

Net cash provided by investing activities                    2,550       4,071
                                                           -------     -------

Financing Activities:
  Payments of principal, notes payable                        --        (4,677)
  Redemptions of capital                                       (35)        (96)
  Distributions to partners                                 (3,319)     (3,163)
                                                           -------     -------

Net cash used by financing activities                       (3,354)     (7,936)
                                                           -------     -------

Increase (decrease) in cash and cash equivalents               732      (1,622)
Cash and cash equivalents, beginning of period               2,364       5,712
                                                           -------     -------

Cash and cash equivalents, end of period                   $ 3,096     $ 4,090
                                                           =======     =======

Supplemental Cash Flow Information:

  Cash paid for interest expense                           $  --       $   133

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

        Non Cash Investing Activities. During the six months ended June 30, 1996, the Partnership, along with other affiliated partnerships managed by the General Partner, obtained title to a cable television company that had been pledged as collateral for a non-performing note. As a result, the Partnership reclassified $62,000 to Investment in Joint Ventures on the balance sheet.

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

Note 4. Notes Receivable.

        Impaired Notes Receivable. At June 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $157,000 for which there is no related allowance for losses. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $158,000.

        On February 14, 1996, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The Partnership's net carrying value for this outstanding note receivable was $62,000, for which the Partnership had an allowance for losses on notes of $14,000. Because the estimated market value of the cable system at the foreclosure date exceeded the carrying value, this allowance of $14,000 was reversed and recognized as income during the six months ended June 30, 1996.

        The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                          1996              1995
                                                          ----              ----
                                                          (Amounts In Thousands)

Beginning balance                                        $ 230             $ 230
  Provision for losses                                     (14)              --
  Write downs                                             --                 --
                                                         -----             -----
Ending balance                                           $ 216             $ 230
                                                         =====             =====

Note 5. Equipment on Operating Leases and Held for Lease.

        The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statement of operations for the six months ended June 30, 1996 and 1995, are $83,000 and $28,000, respectively ($.49 and $.17 per limited partnership unit, respectively).

Note 6. Net Income (Loss) and Distributions Per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 170,969 and 171,645 for the six months ended June 30, 1996 and 1995, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 7. Investment in Joint Ventures:

Equipment Joint Venture
        The statements of operations of the equipment joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                                1996    1995      1996      1995
                                                ----    ----      ----      ----

INCOME
Earned income, financing leases                 $329    $516    $  761    $1,139
Gain on sale of equipment                        108     165       158       209
Other income                                      54     156       120       214
                                                ----    ----    ------    ------

        Total income                             491     837     1,039     1,562
                                                ----    ----    ------    ------

EXPENSES
Depreciation                                     103      42       128        54
Lease related  operating expenses                 19       2        20         7
Management fees to General Partner                55      88       109       167
Interest expense                                  73     256       183       571
General and administrative expenses               93      31       121       114
                                                ----    ----    ------    ------

        Total expenses                           343     419       561       913
                                                ----    ----    ------    ------

Net income                                      $148    $418    $  478    $  649
                                                ====    ====    ======    ======

Financing Joint Venture
        The statements of operations of the financing joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                             Three Months Ended Six Months Ended
                                                  June 30,         June 30,
                                               1996     1995     1996    1995
                                               ----     -----    ----    ----

INCOME
Interest income - notes receivable              $41      $47      $83      $97
Other income                                      1        1        2        1
                                                ---      ---      ---      ---

        Total income                             42       48       85       98
                                                ---      ---      ---      ---

EXPENSES
Management fees to general partner                2        3        2        3
General and administrative expenses              --       --       --        6
                                                ---      ---      ---      ---

        Total expenses                            2        3        2        9
                                                ---      ---      ---      ---

Net income                                      $40      $45      $83      $89
                                                ===      ===      ===      ===

Foreclosed Cable Systems Joint Venture

        The statements of operations of the foreclosed cable systems joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                             Three Months Ended Six Months Ended
                                                   June 30,          June 30,
                                                1996     1995     1996     1995
                                                ----     ----     ----     ----

INCOME
Subscriber revenue                              $654     $--      $956     $--
Other income                                       7      --         9      --
                                                ----     ----     ----     -----

        Total income                             661      --       965      --
                                                ----     ----     ----     -----

EXPENSES
Depreciation and amortization                    208      --       348      --
Program services                                 217      --       322      --
Management fees to an affiliate of the
  General Partner                                 30      --        43      --
General and administrative expenses              149      --       212      --
Provision for losses on accounts receivable        7      --        10      --
                                                ----     ----     ----     -----

        Total expenses                           611      --       935      --
                                                ----     ----     ----     -----

Net income                                      $ 50     $--      $ 30     $--
                                                ====     ====     ====     =====

                            PHOENIX INCOME FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

        Phoenix Income Fund, L.P. (The Partnership) reported net income of $418,000 and $856,000 during the three and six months ended June 30, 1996, respectively, as compared to net income of $142,000 and $214,000 during the three and six months ended June 30, 1995, respectively. The increase in earnings was primarily attributable to the decrease in depreciation expense.

        Total revenues decreased by $454,000 and $820,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease in total revenues is due primarily to decreases in rental income from operating leases and earned income from financing leases. Rental income decreased by $366,000 and $624,000, and earned income from financing leases decreased by $117,000 and $230,000, during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease in rental income and earned income from financing leases is attributable to a decrease in the amount of equipment owned. At June 30, 1996, the Partnership owned equipment with an aggregate original cost of $34.3 million, as compared to the $43.7 million of equipment owned at June 30, 1995.

        Offsetting the overall decrease in revenues during the three and six months ended June 30, 1996, was a gain on the sale of securities of $107,000 and $128,000 during the three and six months ended June 30, 1996. This gain was due to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with emerging growth companies.

        Total expenses of the Partnership decreased by $730,000 and $1,462,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. Depreciation expense experienced the largest decrease during both the three and six months ended June 30, 1996.

        Depreciation expense decreased by $551,000 and $1,071,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. Depreciation expense decreased due primarily to the decrease in the amount of equipment owned by the Partnership, as well as, an increasing portion of the equipment portfolio having been fully depreciated.

Liquidity and Capital Resources

        The Partnership's primary source of liquidity comes from its contractual obligations with a diversified group of lessees and borrowers for fixed lease terms at fixed payment amounts. As the initial lease terms of the Partnership's short term operating leases expire, the Partnership will re-lease or sell the equipment. The future liquidity of the Partnership will depend upon the General Partner's success in collecting its contractually owed amounts from lessees and borrowers as well as re-leasing and selling the Partnership's equipment when the lease terms expire.

        The Partnership reported net cash generated by equipment leasing and financing activities during the six months ended June 30, 1996 of $3,872,000, as compared to $5,258,000 during the same period in 1995. In addition, the Partnership received proceeds from the sale of equipment of $173,000 during the six months ended June 30, 1996, as compared to $731,000 during the six months ended June 30, 1995. These proceeds were used for the repayment of debt and for the payment of cash distributions to the partners. During the six months ended June 30, 1996, the Partnership did not make any debt payments, as compared to payments of $4,677,000 of principal on its outstanding debt during the same period in 1995. The Partnership's outstanding debt was paid off during 1995.

        As of June 30, 1996, the Partnership owned equipment being held for lease with an original cost of $3,767,000 and a net book value of $257,000, as compared to equipment with an original cost of $6,647,000 and a net book value of $541,000 at June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

        The cash distributed to partners was $3,319,000 and $3,163,000 during the six months ended June 30, 1996 and 1995, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General partner is entitled to 5%. As a result, the limited partners received $3,153,000 and $3,005,000 in cash distributions for the six months ended June 30, 1996 and 1995, respectively. The cumulative cash distributions to limited partners at June 30, 1996 is $26,112,000 , as compared to $19,882,000 at June 30, 1995. The General Partner received cash distributions of $166,000 and $158,000 for its share of the cash distribution for the six months ended June 30, 1996 and 1995, respectively. The Partnership anticipates making distributions during the remainder of 1996 at approximately the same rate as the current distribution made during the six months ended June 30, 1996.

        The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide cash distributions to the Partners.

                            PHOENIX INCOME FUND, L.P.

                                  June 30, 1996

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

                                      PHOENIX INCOME FUND, L.P.
                                      -------------------------
                                            (Registrant)

                                      BY:  PHOENIX LEASING ASSOCIATES LP,
                                           a California limited partnership,
                                           General Partner

                                           BY:  PHOENIX LEASING ASSOCIATES, INC.
                                                a Nevada corporation,
                                                General Partner


     Date                      Title                           Signature
     ----                      -----                           ---------

August 13, 1996      Chief Financial Officer,           /S/  PARITOSH K. CHOKSI
- ---------------      Senior Vice President              ------------------------
                     and Treasurer of                   (Paritosh K. Choksi)
                     Phoenix Leasing Associates, Inc.
                     General Partner



August 13, 1996      Senior Vice President,             /S/  BRYANT J. TONG
- ---------------      Financial Operations               ------------------------
                     (Principal Accounting Officer)     (Bryant J. Tong)
                     Phoenix Leasing Associates, Inc.
                     General Partner


August 13, 1996      Partnership Controller             /S/  MICHAEL K. ULYATT
- ---------------      Phoenix Leasing Incorporated       ------------------------
                     General Partner                    (Michael K. Ulyatt)
                     (Parent Company)