Form 10-Q
period 1996-09-30
PHOENIX INCOME FUND LP
filed 1996-11-13
CIK 857873

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-19063
                                                -------


                           PHOENIX INCOME FUND, L.P .
--------------------------------------------------------------------------------
                                   Registrant


     California                                          68-0204588
---------------------                         ----------------------------------
State of Jurisdiction                         I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California               94901-5527
--------------------------------------------------------------------------------
   Address of Principal Executive Offices                    Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                            -------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                                 Yes _X_ No ___

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                   September 30,    December 31,
                                                        1996            1995
                                                        ----            ----
ASSETS

Cash and cash equivalents                            $  3,177        $  2,364

Accounts receivable (net of allowance
  for losses on accounts  receivable of $126
  and $147 at September 30, 1996 and
  December 31, 1995, respectively)                        152             219

Notes receivable (net of allowance for
  losses on notes receivable of $216 and
  $230 at September 30, 1996 and
  December 31, 1995, respectively)                      1,350           1,850

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $13,394 and $15,279 at September 30, 1996
  and December 31, 1995, respectively)                    697           1,407

Net investment in financing  leases (net of
  allowance for early  terminations of
  $123 and $436 at September 30, 1996
  and December 31, 1995, respectively)                  5,582           8,980

Investment in joint ventures                            1,250           1,103

Capitalized acquisition fees (net of
  accumulated amortization of $3,285 and
  $3,084 at September 30, 1996 and
  December 31, 1995, respectively)                        310             505

Other assets                                              130             284
                                                     --------        --------

    Total Assets                                     $ 12,648        $ 16,712
                                                     ========        ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
  Accounts payable and accrued expenses              $    665        $    868
                                                     --------        --------

    Total Liabilities                                     665             868
                                                     --------        --------

Partners' Capital
  General Partner                                          (4)            (14)

  Limited Partners, 300,000 units authorized,
    175,285 units issued and 170,561 and
    171,073 units outstanding at September 30,
    1996 and December 31, 1995, respectively           11,946          15,727

  Unrealized gains on available-for-sale
    securities                                             41             131
                                                     --------        --------

    Total Partners' Capital                            11,983          15,844
                                                     --------        --------

    Total Liabilities and Partners' Capital          $ 12,468        $ 16,712
                                                     ========        ========

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                          1996      1995      1996      1995
                                          ----      ----      ----      ----
INCOME

  Rental income                          $  473    $  779    $1,638    $2,567
  Earned income, financing leases           222       324       760     1,092
  Gain on sale of securities               --        --         128      --
  Equity in earnings from joint
    ventures, net                           100        98       229       266
  Interest income, notes receivable          58        63       190       197
  Other income                               40        52       124       190
                                         ------    ------    ------    ------

    Total Income                            893     1,316     3,069     4,312
                                         ------    ------    ------    ------

EXPENSES

  Depreciation                              187       796       868     2,548
  Amortization of acquisition fees           54        87       201       328
  Lease related operating expenses           23        53       101       228
  Management fees to General Partner         67        89       226       319
  Reimbursed administrative costs to
    General Partner                          66        84       205       239
  Interest expense                         --          15      --         136
  Provision for losses on receivables        55      --         107      --
  General and administrative expenses        34        45        98       153
                                         ------    ------    ------    ------

    Total Expenses                          486     1,169     1,806     3,951
                                         ------    ------    ------    ------

NET INCOME                               $  407    $  147    $1,263    $  361
                                         ======    ======    ======    ======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                       $ 1.87    $ --      $ 5.87    $ --
                                         ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                       $ 9.33    $ 8.88    $27.77    $26.39
                                         ======    ======    ======    ======

ALLOCATION OF NET INCOME:
    General Partner                      $   87    $  147    $  260    $  361
    Limited Partners                        320      --       1,003      --
                                         ------    ------    ------    ------

                                         $  407    $  147    $1,263    $  361
                                         ======    ======    ======    ======


        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                              STATEMENTS CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          1996          1995
                                                          ----          ----
Operating Activities:
  Net income                                           $  1,263       $    361
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                          868          2,548
      Amortization of acquisition fees                      201            328
      Loss on sale of equipment                              61             93
      Equity in earnings from joint ventures, net          (229)          (266)
      Gain on sale of securities                           (128)          --
      Provision for early termination, financing
        leases                                               92           --
      Provision for losses on accounts receivable            29           --
      Recovery of losses on notes receivable                (14)          --
      Decrease in accounts receivable                        38            220
      Decrease in accounts payable and accrued
        expenses                                           (139)          (457)
      Decrease in other assets                               64            139
                                                       --------       --------

Net cash provided by operating activities                 2,106          2,966
                                                       --------       --------

Investing Activities:
  Principal payments, financing leases                    3,040          3,826
  Principal payments, notes receivable                      452            425
  Proceeds from sale of equipment                           199            937
  Distributions from joint ventures                         179            464
  Proceeds from sale of securities                          128           --
  Investment in financing leases                           (128)           (86)
  Purchase of equipment                                     (24)          --
  Investment in notes receivable                           --              (42)
  Investment in joint ventures                              (35)          --
  Payment of acquisition fees                               (70)           (40)
                                                       --------       --------

Net cash provided by investing activities                 3,741          5,484
                                                       --------       --------

Financing Activities:
  Payments of principal, notes payable                     --           (5,836)
  Redemptions of capital                                    (40)           (97)
  Distributions to partners                              (4,994)        (4,765)
                                                       --------       --------

Net cash used by financing activities                    (5,034)       (10,698)
                                                       --------       --------

Increase (decrease) in cash and cash equivalents            813         (2,248)
Cash and cash equivalents, beginning of period            2,364          5,712
                                                       --------       --------

Cash and cash equivalents, end of period               $  3,177       $  3,464
                                                       ========       ========

Supplemental Cash Flow Information:

  Cash paid for interest expense                       $   --         $    148

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

        Non Cash Investing Activities. During the nine months ended September 30, 1996, the Partnership, along with other affiliated partnerships managed by the General Partner, obtained title to a cable television company that had been pledged as collateral for a non-performing note. As a result, the Partnership reclassified $62,000 to Investment in Joint Ventures on the balance sheet.

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

Note 4.    Notes Receivable.

        Impaired Notes Receivable. At September 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $152,000 for which there is no related allowance for losses. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $156,000.

        On February 14, 1996, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The Partnership's net carrying value for this outstanding note receivable was $62,000, for which the Partnership had an allowance for losses on notes of $14,000. Because the estimated market value of the cable system at the foreclosure date exceeded the carrying value, this allowance of $14,000 was reversed and recognized as income during the nine months ended September 30, 1996. This cable television system was subsequently sold on August 30, 1996 at a small gain.

        The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

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
                                             =====           =====

Note 5.    Equipment on Operating Leases and Held for Lease.

        The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statement of operations for the nine months ended September 30, 1996 and 1995, are $83,000 and $283,000, respectively ($.49 and $1.65 per limited partnership unit, respectively).

Note 6.    Net Income (Loss) and Distributions Per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 170,848 and 171,513 for the nine months ended September 30, 1996 and 1995, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 7.    Investment in Joint Ventures:

Equipment Joint Venture

        The statements of operations of the equipment joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
INCOME
Earned income, financing leases         $  331     $  548     $1,092     $1,688
Gain on sale of equipment                  247         70        405        278
Other income                                38         76        158        290
                                        ------     ------     ------     ------

        Total income                       616        694      1,655      2,256
                                        ------     ------     ------     ------

EXPENSES
Depreciation                                71         24        199         78
Lease related  operating expenses            1       --           21          7
Management fees to General Partner          40         59        149        227
Interest expense                            33        197        215        767
General and administrative expenses         74         31        195        146
                                        ------     ------     ------     ------

        Total expenses                     219        311        779      1,225
                                        ------     ------     ------     ------
Net income                              $  397     $  383     $  876     $1,031
                                        ======     ======     ======     ======

Financing Joint Venture

        The statements of operations of the financing joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
INCOME
Interest income - notes receivable        $ 39       $ 46       $121       $142
Other income                                 1          1          3          2
                                          ----       ----       ----       ----

        Total income                        40         47        124        144
                                          ----       ----       ----       ----

EXPENSES
Management fees to general partner           2          2          4          4
General and administrative expenses        --         --         --           6
                                          ----       ----       ----       ----

        Total expenses                       2          2          4         10
                                          ----       ----       ----       ----
Net income                                $ 38       $ 45       $120       $134
                                          ====       ====       ====       ====

Foreclosed Cable Systems Joint Venture

        The statements of operations of the foreclosed cable systems joint venture are presented below:

                            STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                              1996   1995        1996    1995
                                              ----   ----        ----    ----

INCOME
Subscriber revenue                          $  567    $--       $1,524    $--
Gain on sale of cable system                   331     --          331     --
Other income                                    12     --           20     --
                                            ------    ---       ------    ---

        Total income                           910     --        1,875     --
                                            ------    ---       ------    ---

EXPENSES
Depreciation and amortization                  134     --          482     --
Program services                               155     --          477     --
Management fees to an affiliate of the
  General Partner                              336     --          379     --
General and administrative expenses            148     --          360     --
Provision for losses on accounts receivable      6     --           16     --
                                            ------    ---       ------    ---

        Total expenses                         779     --        1,714     --
                                            ------    ---       ------    ---

Net income                                  $  131    $--       $  161    $--
                                            ======    ===       ======    ===

                            PHOENIX INCOME FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

        Phoenix Income Fund, L.P. (the Partnership) reported net income of $407,000 and $1,263,000 during the three and nine months ended September 30, 1996, respectively, as compared to net income of $147,000 and $361,000 during the three and nine months ended September 30, 1995, respectively. The increase in earnings during both periods was primarily attributable to the decrease in depreciation expense.

        Total revenues decreased by $423,000 and $1,243,000 during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease in total revenues is due primarily to decreases in rental income from operating leases and earned income from financing leases. Rental income decreased by $306,000 and $929,000, and earned income from financing leases decreased by $102,000 and $332,000, during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease in rental income and earned income from financing leases is attributable to a decrease in the amount of equipment owned. At September 30, 1996, the Partnership owned equipment with an aggregate original cost of $33.2 million, as compared to the $39.5 million of equipment owned at September 30, 1995.

        Offsetting the overall decrease in revenues during the nine months ended September 30, 1996, was a gain on the sale of securities of $128,000. This gain was due to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements with emerging growth companies.

        Total expenses of the Partnership decreased by $683,000 and $2,145,000 during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Depreciation expense experienced the largest decrease during both the three and nine months ended September 30, 1996. Depreciation expense decreased by $609,000 and $1,680,000 during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. Depreciation expense decreased due primarily to the decrease in the amount of equipment owned by the Partnership, as well as, an increasing portion of the equipment portfolio having been fully depreciated.

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

        The Partnership reported net cash generated by equipment leasing and financing activities during the nine months ended September 30, 1996 of $5,598,000, as compared to $7,217,000 during the same period in 1995. In addition, the Partnership received proceeds from the sale of equipment of

$199,000 during the nine months ended September 30, 1996, as compared to $937,000 during the nine months ended September 30, 1995. These proceeds were used for the repayment of debt and for the payment of cash distributions to the partners. During the nine months ended September 30, 1996, the Partnership did not make any debt payments, as compared to payments of $5,836,000 of principal on its outstanding debt during the same period in 1995. The Partnership's outstanding debt was paid off during 1995.

        As of September 30, 1996, the Partnership owned equipment being held for lease with an original cost of $5,713,000 and a net book value of $354,000, as compared to equipment with an original cost of $8,051,000 and a net book value of $551,000 at September 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

        The cash distributed to partners was $4,994,000 and $4,765,000 during the nine months ended September 30, 1996 and 1995, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General partner is entitled to 5%. As a result, the limited partners received $4,744,000 and $4,527,000 in cash distributions for the nine months ended September 30, 1996 and 1995, respectively. The cumulative cash distributions to limited partners at September 30, 1996 is $27,704,000, as compared to $21,404,000 at September 30, 1995. The
General Partner received cash distributions of $250,000 and $238,000 for its share of the cash distribution for the nine months ended September 30, 1996 and 1995, respectively. The Partnership anticipates making distributions to partners during 1997 at approximately the same rate as the current distributions made during the nine months ended September 30, 1996.

        The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide cash distributions to the Partners.

                            PHOENIX INCOME FUND, L.P.

                               September 30, 1996

                           Part II. Other Information.
                           ---------------------------


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

                       PHOENIX INCOME FUND, L.P.
                       -------------------------
                             (Registrant)

                       BY: PHOENIX LEASING ASSOCIATES LP,
                           a California limited partnership,
                           General Partner

                           BY:  PHOENIX LEASING ASSOCIATES, INC.
                                a Nevada corporation,
                                General Partner

      Date                      Title                          Signature
      ----                      -----                          ---------


November 12, 1996    Chief Financial Officer,            /S/  PARITOSH K. CHOKSI
-----------------    Senior Vice President               -----------------------
                     and Treasurer of                    (Paritosh K. Choksi)
                     Phoenix Leasing Associates, Inc.
                     General Partner


November 12, 1996    Senior Vice President,              /S/  BRYANT J. TONG
-----------------    Financial Operations                -----------------------
                     (Principal Accounting Officer)      (Bryant J. Tong)
                     Phoenix Leasing Associates, Inc.
                     General Partner


November 12, 1996    Senior Vice President               /S/ GARY W. MARTINEZ
-----------------    Phoenix Leasing Associates, Inc.    -----------------------
                     General Partner                     (Gary W. Martinez)


November 12, 1996    Partnership Controller              /S/  MICHAEL K. ULYATT
-----------------    Phoenix Leasing Incorporated        -----------------------
                     General Partner                     (Michael K. Ulyatt)
                     (Parent Company)