Form 10-K
period 1996-12-31
PHOENIX INCOME FUND LP
filed 1997-03-27
CIK 857873

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended December 31, 1996       Commission File Number 0-19063

                            PHOENIX INCOME FUND, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          California                                      68-0204588
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California                 94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

As of December 31, 1996, 170,316 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                            PHOENIX INCOME FUND, L.P.

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                          Page

                                     PART I

Item 1.    Business......................................................   3
Item 2.    Properties....................................................   4
Item 3.    Legal Proceedings.............................................   4
Item 4.    Submission of Matters to a Vote of Security Holders...........   5


                                     PART II

Item 5.    Market for the Registrant's Securities and Related Security
           Holder Matters................................................   5
Item 6.    Selected Financial Data.......................................   5
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   6
Item 8.    Financial Statements and Supplementary Data...................   9
Item 9.    Disagreements on Accounting and Financial Disclosure Matters..  27


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............  27
Item 11.   Executive Compensation........................................  28
Item 12.   Security Ownership of Certain Beneficial Owners and Management  28
Item 13.   Certain Relationships and Related Transactions................  29


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K......................................................  29


Signatures...............................................................  30

                                     PART I

Item 1.    Business.

General Development of Business.

        Phoenix Income Fund, L.P., a California limited partnership (the "Partnership"), was organized on November 17, 1989. The Partnership was registered with the Securities and Exchange Commission with an effective date of January 18, 1991 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 2006. The General Partner is a California limited partnership, Phoenix Leasing Associates LP, the general partner of which is Phoenix Leasing Associates, Inc., a Nevada corporation ("PLA") and a wholly-owned subsidiary of Phoenix Leasing Incorporated ("PLI"). The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

        The initial public offering was for 300,000 units of limited partnership interest at a price of $250 per unit. The Partnership completed its public offering on July 28, 1992. The Partnership sold 175,285 units for a total capitalization of $43,821,250. Of the proceeds received through the offering, the Partnership has incurred $6,017,000 in organizational and offering expenses.

        From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $90,518,000. The average initial firm term of contractual payments from equipment subject to lease was 42 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.74%. The average initial firm term of contractual payments from loans was 67 months.

Narrative Description of Business.

        The Partnership's principal objective is to produce cash flow to the investors on a continuing basis over the life of the Partnership. To achieve this objective, the Partnership will invest in various types of capital equipment and other assets to provide leasing or financing of the same to third parties, including Fortune 1000 companies and their subsidiaries, middle-market companies, emerging growth companies, cable television operators and others, on either a long-term or short-term basis. The types of equipment that the Partnership will invest in will include, but is not limited to, computer peripherals, terminal systems, small computer systems, communications equipment, IBM mainframes, IBM-software compatible mainframes, office systems, CAE/CAD/CAM equipment, telecommunications equipment, cable television equipment, medical equipment, production and manufacturing equipment and software products.

        In addition to acquiring equipment for lease to third parties, the Partnership, either directly or through the investment in joint ventures, has provided limited financing to certain emerging growth companies, cable television operators, manufacturers and their lessees with respect to assets leased directly by such manufacturers to third parties. The Partnership maintains a security interest in the assets financed and in the receivables due under any lease or rental agreement relating to such assets. Such security interests constitute a lien on the equipment and will give the Partnership the right, upon default, to obtain possession of the assets.

        The Partnership has acquired significant amounts of equipment or assets and has provided financing with the net offering proceeds. In addition, the Partnership also acquired equipment through the use of debt financing, however, the ratio of the outstanding debt to net capital contributions less any investment in Leveraged Joint Ventures at the end of the Partnership's offering period, and thereafter, will not exceed one to one. The cash flow generated by such investments in equipment leases or financing transactions has been and will be used to provide for debt service, to provide cash distributions to the Partners and the remainder will be reinvested in capital equipment or other assets.

        The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1996, approximately 93% of the equipment owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. A significant portion of the net offering proceeds to the Partnership has been invested in capital equipment subject to Operating leases.

        Operating leases represent a greater risk along with a greater potential return to the Partnership than do Financing leases. In order to recover its investment in equipment leased pursuant to an Operating lease, the Partnership will, upon termination of such lease, either have to obtain a renewal from the original lessee, find a new lessee or sell the equipment. The terms for Operating leases are for a shorter duration than Financing leases. Consequently, the revenues derived from the initial term of Operating leases are generally greater than those of Full Payout leases. Due to technological, competitive, market and economic factors, it is anticipated that renewals or remarkets of leases may be at a lower rental rate than that of the initial lease terms. In spite of the remarketing risks associated with investments in Operating leases, the General Partner believes there are profitable opportunities resulting from such investments.

        Competition. The General Partner intends to concentrate the Partnership's activities in the equipment leasing and financing industry, an area in which the General Partner has developed an expertise. The computer equipment leasing industry is extremely competitive. The Partnership competes with many well established companies having substantially greater financial resources. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment). Generally, the impact of these factors to the Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment.

Other.

        A brief description of the type of assets in which the Partnership has invested as of December 31, 1996, together with information concerning the uses of assets is set forth in Item 2.


Item 2.    Properties.

        The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans.

        As of December 31, 1996, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $37,028,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1996.

                                                                 Percentage of
      Asset Types                          Purchase Price(1)     Total Assets
      -----------                          -----------------     -------------
                                        (Amounts in Thousands)

Computer Peripherals                           $ 11,531               31%
Capital Equipment Leased to Emerging
 Growth Companies                                10,390               28
Furniture and Fixtures                            5,218               14
Small Computer Systems                            4,946               13
Financing of Emerging Growth Companies            1,550                4
Financing to Businesses                           1,421                4
Telecommunications                                1,341                4
Miscellaneous                                       631                2
                                               --------              ---

TOTAL                                          $ 37,028              100%
                                               ========              ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $3,417,000, financing joint ventures of $290,000, cost of equipment on financing leases of $14,089,000 and original cost of outstanding loans of $2,681,000 at December 31, 1996.


Item 3.    Legal Proceedings.

        The Registrant is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.

                                     PART II


Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

        (a)The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

        (b)Approximate number of equity security investments:

                                                   Number of Unit Holders
                     Title of Class                as of December 31, 1996
           ----------------------------------      -----------------------

           Limited Partners                                 3,854


Item 6.    Selected Financial Data.

                                 1996      1995      1994       1993      1992
                               -------   --------  --------   --------  -------
                              (Amounts in Thousands Except for Per Unit Amounts)


Total Income                   $  3,932  $  5,974  $ 11,664   $ 17,422  $ 14,809

Net Income (Loss)                 1,652     1,076    (1,808)     1,562     1,465

Total Assets                     11,338    16,712    28,746     48,673    64,601

Long-Term Debt Obligations         --        --         417      7,402    18,718

Distributions to Partners         6,691     6,402     6,307      6,030     4,665

Net Income (Loss) per Limited
  Partnership Unit                 7.64      2.54    (10.35)      7.24      7.75

Distributions per Limited
  Partnership Unit                37.22     35.48     34.65      32.90     28.16


        The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

        Phoenix Income Fund, L.P., (the Partnership) reported net income of $1,652,000 during the year ended December 31, 1996, as compared to net income of $1,076,000 during 1995 and a net loss of $1,808,000 during 1994. The improvement in earnings for both 1996 and 1995 is attributable to a decrease in depreciation expense that exceeded the decrease in rental income.

        Total revenues decreased by $2,042,000 and $5,690,000 during 1996 and 1995, respectively, as compared to the same period in the previous year. The decrease in total revenues is due primarily to decreases in rental income and earned income from financing leases. Rental income decreased by $1,622,000 and $4,444,000 and earned income from financing leases decreased by $444,000 and $728,000 during 1996 and 1995, respectively, as compared to the same period in the previous year. The decrease in rental income and earned income from financing leases is attributable to a decrease in the amount of equipment owned. At December 31, 1996, the Partnership owned equipment with an aggregate original cost of $30.6 million, as compared to the $38.3 million of equipment owned at December 31, 1995 and $49.2 million at December 31, 1994.

        Partially offsetting the decline in rental income for the year ended December 31, 1996, compared to 1995, is a gain on the sale of securities of $128,000, in which the Partnership received proceeds of $128,000. This gain was due to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or financing agreements the emerging growth companies.

        The small increase in interest income from notes receivable of $34,000 during 1996, as compared to 1995, is due to the payoff of a defaulted note receivable to a cable television system operator. The increased interest income from the payoff of this note is due to the Partnership having suspended the accrual of interest income on such defaulted notes and the Partnership applying the payoff first, towards the net carrying value of the note, with the excess being recognized as interest income.

        In contrast, interest income from notes receivable decreased by $577,000 during 1995, as compared to 1994. The decrease in 1995 was attributable to a decrease in the outstanding notes receivable being held by the Partnership in 1995. In addition, interest income from notes receivable was higher than usual during 1994 as a result of several payoffs from defaulted cable television system operators in which the payoff exceeded the net carrying value of their note.

        Total expenses of the Partnership decreased by $2,618,000 and $8,574,000 during 1996 and 1995, respectively, compared to the same period in the previous year. Depreciation expense constituted the largest decrease in total expenses during 1996 and 1995. Depreciation expense decreased by $1,993,000 and $6,306,000 during 1996 and 1995, respectively, as compared to the same periods in the previous year. The decrease in depreciation expense is primarily due to the decrease in the amount of equipment owned by the Partnership, as well as, an increasing portion of the equipment portfolio having been fully depreciated.

        The decrease in depreciation expense experienced during the year ended December 31, 1995, compared to 1994, was also due to a reduction in the amount of additional depreciation booked during 1995. During 1995, the Partnership recognized additional depreciation expense of $316,000, compared to $1,315,000 in 1994.

        The Partnership incurred interest expense of $137,000 during 1995, as compared to $711,000 during 1994. The decline in interest expense for the year ended December 31, 1995, compared to 1994, was due to the decrease in the outstanding notes payable as the Partnership made its scheduled monthly payments of principal and interest. At December 31, 1995, the Partnership's outstanding debt was paid off in full.

        Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the investments of the Partnership.

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

        The Partnership reported net cash generated by equipment leasing and financing activities during 1996 of $7,418,000, as compared to $9,358,000 and $20,908,000 during 1995 and 1994. The decline in net cash generated from leasing and financing activities for the year ended December 31, 1996 and 1995 as compared to the same period in the previous year, is attributable to a decrease in rental income from operating leases and principal payments from financing leases, as previously discussed in the Results of Operations.

        An additional factor contributing to the decline in net cash generated is the reduction in the amount of proceeds received from the sale of equipment for the year ended December 31, 1996 and 1995 as compared to the same period in the previous year. The Partnership sold equipment with an aggregate original cost of $8,129,000 for the year ended December 31, 1996, compared to $12,294,000 and $29,313,000 for 1995 and 1994, respectively. As a result, the Partnership received proceeds from the sale of equipment of $340,000 during 1996 as compared to $1,016,000 and $4,165,000 during 1995 and 1994, respectively.

        The Partnership received distributions from joint ventures of $389,000, $512,000 and $4,844,000 for the year ended December 31, 1996, 1995 and 1994, respectively. The distribution from joint ventures received for both 1996 and 1995 represent the distribution of excess cash available from the Partnership's investment in two joint ventures. During 1994, a joint venture received cash from the issuance of leased backed certificates. These proceeds were then distributed to the Partnership during 1994.

        The Partnership anticipates reinvesting a portion of the revenues from the assets owned by the Partnership in new leasing and financing transactions over the life of the Partnership. During 1996, the Partnership invested $427,000 in equipment leases, compared to $1,385,000 and $5,450,000 in equipment leases and $332,000 and $1,418,000 in investments in notes receivable during 1995 and 1994, respectively.

        During 1995, the cash generated was largely used for the repayment of debt and for the payment of cash distributions to the partners. The Partnership's outstanding debt was paid off in full in 1995. Cash generated in 1996 was used to pay cash distributions, make reinvestments in new leases and pay operational expenses of the Partnership.

        As of December 31, 1996, the Partnership owned equipment being held for lease with an original cost of $3,438,000 and a net book value of $135,000, as compared to equipment with an original cost of $3,295,000 and $7,421,000 and a net book value of $287,000 and $972,000 at December 31, 1995 and 1994, respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

        The cash distributed to partners was $6,691,000, $6,402,000 and $6,307,000 during 1996, 1995 and 1994, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $6,356,000, $6,082,000 and $5,991,000 in cash distributions during 1996, 1995 and 1994, respectively. The cumulative cash distributions to limited partners at December 31, 1996 is $29,315,000, as compared to $22,959,000 and $16,877,000 at December 31, 1995 and 1994,
respectively. The General Partner received cash distributions of $335,000, $320,000 and $316,000 for its share of the cash distribution for the years ended December 31, 1996, 1995 and 1994, respectively. The Partnership anticipates making distributions during 1997 at approximately the same rate as the current distributions made during 1996.

        The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and to provide cash distributions to the Partners.

        Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               PHOENIX INCOME FUND, L.P.

                             YEAR ENDED DECEMBER 31, 1996

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


The Partners
Phoenix Income Fund, L.P.

We have audited the financial statements of Phoenix Income Fund, L.P. (a California limited partnership) listed in the accompanying index to financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the financial position of Phoenix Income Fund, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                             ERNST & YOUNG LLP

San Francisco, California
  January 20, 1997

                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)

                                                          December 31,
                                                        1996       1995
                                                      --------   --------
ASSETS

Cash and cash equivalents                             $  3,323   $  2,364

Accounts receivable (net of allowance for
  losses on accounts receivable of $125
  and $147 at December 31, 1996 and 1995,
  respectively)                                            125        219

Notes receivable (net of allowance for losses
  on notes receivable of $216 and $230 at
  December 31, 1996 and 1995)                            1,042      1,850

Equipment on operating leases and held for
  lease (net of accumulated depreciation of
  $12,008 and $15,279 at December 31, 1996 and
  1995, respectively)                                      378      1,407

Net investment in financing leases (net of
  allowance for early terminations of $68 and
  $436 at December 31, 1996 and 1995, respectively)      5,039      8,980

Investment in joint ventures                             1,047      1,103

Capitalized acquisition fees (net of accumulated
  amortization of $3,346 and $3,084 at December 31,
  1996 and 1995, respectively)                             261        505

Other assets                                               123        284
                                                      --------   --------

    Total Assets                                      $ 11,338   $ 16,712
                                                      ========   ========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses               $    684   $    868
                                                      --------   --------

    Total Liabilities                                      684        868
                                                      --------   --------

Partners' Capital:

  General Partner                                           (1)       (14)

  Limited Partners, 300,000 units authorized,
    175,285 units issued and 170,316 and 171,073
    units outstanding at December 31, 1996 and
    1995, respectively                                  10,618     15,727

  Unrealized gains on available-for-sale securitites        37        131
                                                      --------   --------

    Total Partners' Capital                             10,654     15,844
                                                      --------   --------

    Total Liabilities and Partners' Capital           $ 11,338   $ 16,712
                                                      ========   ========

                 The accompanying notes are an integral part of
                                these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                               For the Years Ended December 31,
                                                    1996      1995      1994
                                                 --------  --------  --------
INCOME

  Rental income                                  $  2,139  $  3,761  $  8,205

  Earned income, financing leases                     954     1,398     2,126

  Interest income, notes receivable                   304       270       847

  Equity in earnings from joint ventures              236       311       205

  Gain on sale of securities                          128      --        --

  Other income                                        171       234       281
                                                 --------  --------  --------

    Total Income                                    3,932     5,974    11,664
                                                 --------  --------  --------


EXPENSES

  Depreciation                                      1,045     3,038     9,344

  Amortization of acquisition fees                    262       400     1,200

  Lease related operating expenses                    131       259       366

  Management fees to General Partner                  299       419       911

  Reimbursed administrative costs to
    General Partner                                   278       322       342

  Interest expense                                   --         137       711

  Provision for losses on receivables                 128       138       365

  General and administrative expenses                 137       185       233
                                                 --------  --------  --------

    Total Expenses                                  2,280     4,898    13,472
                                                 --------  --------  --------


NET INCOME (LOSS)                                $  1,652  $ 1,076   $ (1,808)
                                                 ========  ========  ========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                               $  7.64   $  2.54   $ (10.35)
                                                 ========  ========  ========

ALLOCATION OF NET INCOME (LOSS):

  General Partner                                $    348  $   640   $    (18)

  Limited Partners                                  1,304      436     (1,790)
                                                 --------  --------  --------

                                                 $  1,652  $ 1,076   $ (1,808)
                                                 ========  ========  ========

                 The accompanying notes are an integral part of
                                these statements.

                            PHOENIX INCOME FUND, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)

                                   General                    Unrealized
                                  Partner's  Limited Partners'  Gains    Total
                                   Amount   Units       Amount (Losses)  Amount
                                  --------- ------------------ --------  ------

Balance, December 31, 1993          $     0  173,709  $ 29,520  $ -    $ 29,520

Redemptions of capital                  -     (1,640)     (251)   -        (251)

Distributions to partners ($34.65
  per limited partnership unit)        (316)     -      (5,991)   -      (6,307)

Net loss                                (18)     -      (1,790)   -      (1,808)
                                    -------  -------  --------- -----  --------

Balance, December 31, 1994             (334) 172,069    21,488    -      21,154

Redemptions of capital                  -       (996)     (115)   -        (115)

Distributions to partners ($35.48
  per limited partnership unit)        (320)     -      (6,082)   -      (6,402)

Change for the year in unrealized
  gain on available-for-sale
  securities                             -       -         -      131       131

Net income                              640      -         436    -       1,076
                                    -------  -------  --------  -----  --------

Balance, December 31, 1995              (14) 171,073    15,727    131    15,844

Redemptions of capital                  -       (757)      (57)   -         (57)

Distributions to partners ($37.22
  per limited partnership unit)        (335)     -      (6,356)   -      (6,691)

Change for the year in unrealized
  gain on available-for-sale
  securities                            -        -         -      (94)      (94)

Net income                              348      -       1,304    -       1,652
                                    -------  -------  --------  -----  --------

Balance, December 31, 1996          $    (1) 170,316  $ 10,618  $  37  $ 10,654
                                    =======  =======  ========  =====  ========

                 The accompanying notes are an integral part of
                                these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                   1996      1995      1994
                                                 --------  --------  --------
Operating Activities:
  Net income (loss)                              $  1,652  $  1,076  $ (1,808)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation                                  1,045     3,038     9,344
      Amortization of acquisition fees                262       400     1,200
      Loss (gain) on sale of equipment                (64)      142       127
      Equity in earnings from joint ventures         (236)     (311)     (205)
      Gain on sale of securities                     (128)     --        --
      Provision for early termination,
       financing leases                               113       138       272
      Provision for (recovery of) losses on
       notes receivable                               (14)     --          35
      Provision for losses on accounts receivable      29      --          58
      Decrease in accounts receivable                  65       133       847
      Increase (decrease) in accounts payable
        and accrued expenses                         (120)     (791)      292
      Decrease in other assets                         67       136       208
                                                 --------  --------  --------

  Net cash provided by operating activities         2,671     3,961    10,370
                                                 --------  --------  --------

Investing Activities:
  Principal payments, financing leases              3,987     4,839     6,297
  Principal payments, notes receivable                760       558     4,241
  Proceeds from sale of equipment                     340     1,016     4,165
  Distributions from joint ventures                   389       512     4,844
  Proceeds from sale of securities                    128      --        --
  Purchase of equipment                               (24)     --        --
  Investment in financing leases                     (427)   (1,385)   (5,450)
  Investment in notes receivable                     --        (332)   (1,418)
  Investment in joint ventures                        (35)     --        (290)
  Payment of acquisition fees                         (82)      (39)     (273)
                                                 --------  --------  --------

  Net cash provided by investing activities         5,036     5,169    12,116
                                                 --------  --------  --------

Financing Activities:
  Payments of principal, notes payable               --      (5,961)  (11,855)
  Distributions to partners                        (6,691)   (6,402)   (6,307)
  Redemptions of capital                              (57)     (115)     (251)
                                                 --------  --------  --------

  Net cash used by financing activities            (6,748)  (12,478)  (18,413)
                                                 --------  --------  --------

Increase (decrease) in cash and cash equivalents      959    (3,348)    4,073

Cash and cash equivalents, beginning of period      2,364     5,712     1,639
                                                 --------  --------  --------

Cash and cash equivalents, end of period         $  3,323  $  2,364  $  5,712
                                                 ========  ========  ========

Supplemental Cash Flow Information:
  Cash paid for interest expense                 $   --    $    149  $    699

                 The accompanying notes are an integral part of
                                these statements.

                            PHOENIX INCOME FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


Note 1.    Organization and Partnership Matters.

        Phoenix Income Fund, L.P. (the "Partnership") was formed as a California limited partnership on November 17, 1989. The Partnership's primary business objectives are to invest in computer, computer-related and other equipment and assets of various types and to lease or finance such equipment to third parties. In addition to acquiring equipment for lease to third parties, the Partnership may also provide financing to cable television operators, emerging growth companies, and certain manufacturers and their lessees with respect to equipment leased directly by such manufacturers. The Partnership met minimum investment requirements on February 21, 1991. The Partnership termination date is December 31, 2006.

        The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of reducing the risks of financing or acquiring certain capital equipment leased to third parties (see Note 6).

        For financial reporting purposes, as more fully described in the Partnership Agreement, net income shall be allocated as follows: (a) first, to Phoenix Leasing Associates LP (the "General Partner") to the extent of cumulative distributions to the General Partner, (b) second, 1% to the General Partner to the extent of cumulative syndication expenses and Partnership losses, and (c) the balance, if any, to the Limited Partners. Losses shall be allocated 1% to the General Partner and 99% to the Limited Partners. Syndication expenses shall be allocated 1% to the General Partner and 99% to the Limited Partners.

        The General Partner is entitled to receive 5% of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 10% per annum, calculated quarterly. Thereafter, the General Partner will receive 15% of all cash distributions.

        In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership.

        As compensation for management services, the General Partner receives a fee payable quarterly, in an amount equal to 3.5%, subject to certain limitations, of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include, but are not limited to, rental receipts, maintenance fees, proceeds from the sale of equipment and interest income.

        The General Partner will be compensated for services performed in connection with the analysis of assets available to the Partnership, the selection of such assets and the acquisition thereof, including obtaining lessees for the equipment, negotiating and concluding master lease agreements with certain lessees. As compensation for such acquisition services, the General Partner will receive a fee equal to 4%, subject to certain limitations, of (a) the purchase price of equipment acquired by the Partnership, or equipment leased to customers by manufacturers, the financing for which is provided by the Partnership, or (b) financing provided to businesses such as cable operators, emerging growth companies, or other businesses, payable upon such acquisition or financing, as the case may be. Acquisition fees are amortized over the life of the assets principally on a straight-line basis.

        A schedule of compensation paid and distributions made to the General Partner for the years ended December 31 follows:

                                         1996         1995        1994
                                        ------      -------     -------
                                             (Amounts in Thousands)
      Management fees                   $  299      $   419     $   911
      Acquisition fees                      18           67         275
      Cash distributions                   335          320         316
                                        ------      -------     -------

                                        $  652      $   806     $ 1,502
                                        ======      =======     =======

Note 2.    Summary of Significant Accounting Policies.

      Leasing Operations. The Partnership's leasing operations consist of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment. The Partnership reviews its estimates of residual value at least annually. If a decline in value has occurred which is other than temporary, a reduction in the investment is recognized currently.

      Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated. The Partnership's leased equipment is depreciated primarily using an accelerated depreciation method over the estimated useful life of six years, except for equipment leased under vendor agreements, which is depreciated on a straight-line basis over the estimated useful life, ranging up to six years.

      The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses and depreciation. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy and provide for additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided for additional depreciation expense of $83,000, $316,000 and $1,315,000 ($.49, $1.84 and $7.60 per limited partnership unit) for the years ended December 31, 1996, 1995 and 1994, respectively.

      Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

      Investment in Joint Ventures. Investments in net assets of the equipment, financing and foreclosed cable systems joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

      Investment  in   Available-for-Sale   Securities.   The   Partnership  has
investments in stock warrants in public companies. The Partnership has classified its investments in stock warrants as available-for-sale in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at their fair market value, with unrealized gains and losses reported as a separate component of partners' capital. The stock warrants held by the Partnership were granted by certain lessees or borrowers as additional compensation for leasing or financing equipment. At the date of grant, such warrants were determined to have no fair market value and were recorded at their historical cost of $0.

       Notes  Receivable.   Notes  receivable  generally  are  stated  at  their
outstanding unpaid principal balances, which includes accrued interest. Interest income is accrued on the unpaid principal balance.

      Impaired Notes Receivable. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. Generally, notes receivable are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

      Allowance for Losses. An allowance for losses is established through provisions for losses charged against income. Notes receivable deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

      Cash and Cash Equivalents. Cash and cash equivalents include deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days. The Partnership places its cash deposits in temporary cash investments with credit worthy, high quality financial institutions. The concentration of such cash deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

      Non Cash Investing Activities. During the year ended December 31, 1996, the Partnership, along with other affiliated partnerships managed by the General Partner, obtained title to a cable television company that had been pledged as collateral for a non-performing note. As a result, the Partnership reclassified $62,000 to Investment in Joint Ventures on the balance sheet.

      During the year ended December 31, 1996 and 1995, the Partnership recorded an unrealized loss on available-for-sale securities which has been included in Other Assets of $94,000 and a gain of $131,000, respectively.

      Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.


Note 3.    Accounts receivable.

      Accounts receivable consist of the following at December 31:

                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Lease payments                                     $  183    $  266
        Property taxes                                         39        70
        Interest                                               12        16
        General Partner and affiliates                       --           8
        Other                                                  16         6
                                                           ------    ------

                                                              250       366

        Less: allowance for losses on accounts receivable    (125)     (147)
                                                           ------    ------

           Total                                           $  125    $  219
                                                           ======    ======


Note 4.    Notes Receivable.

        Notes receivable consist of the following at December 31:

                                                             1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)
        Notes receivable from emerging growth companies
         with stated interest ranging from 9% to 19% per
         annum, receivable in installments ranging from
         36 to 49 months, collateralized by a security
         interest in the equipment financed.               $  612    $  925

        Notes receivable from other businesses with
         stated interest ranging from 15% to 16% per
         annum, receivable in installments ranging from
         48 to 72 months, collateralized by the equipment
         financed.                                            646       928

        Notes receivable from cable television system
         operators with interest ranging from 14% to 21%
         per annum, receivable in installments ranging
         from 55 to 67 months, collateralized by a
         security interest in the cable system assets.
         These notes have a graduated repayment schedule
         with a payment of the original principal and
         deferred interest due at the end.                   --         227
                                                           ------    ------

                                                            1,258     2,080

        Less:  allowance for losses on notes receivable      (216)     (230)
                                                           ------    ------

         Total                                             $1,042    $1,850
                                                           ======    ======

        The Partnerships' notes receivable to cable television system operators provide a pay rate in an amount that is usually less than the contractual interest rate. The difference between the pay rate and the contractual interest rate is added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, the amount of interest being recognized on the Partnership's outstanding notes receivable to cable television system operators is being limited to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until the loan is paid off.

        At December 31, 1996, no note was considered to be impaired. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $117,000. The Partnership recognized $65,000 of interest income on impaired notes receivable during the year ended December 31, 1996.

        At December 31, 1995, the recorded investment in notes that are considered to be impaired was $228,000. Included in this amount is $62,000 of impaired notes for which the related allowance for losses was $14,000 and $166,000 of impaired notes for which there was no allowance. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $214,000.

        On February 14, 1996, the Partnership foreclosed upon a nonperforming outstanding note receivable to a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The Partnership's net carrying value for this outstanding note receivable was $62,000, for which the Partnership had an allowance for losses on notes of $14,000. Because the estimated market value of the cable system at the foreclosure date exceeded the carrying value, this allowance of $14,000 was reversed and recognized as income during the year ended December 31, 1996. This cable television system was subsequently sold on August 30, 1996.

        On November 15, 1996, the Partnership received a settlement on its remaining note receivable from a cable television system operator which was considered to be impaired. The Partnership received a recovery of $214,000 as a settlement which was applied first to the $152,000 outstanding note receivable balance and the balance of $62,000 was recognized as interest income from notes receivable during the year ended December 31, 1996.

        The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                            1996      1995
                                                           ------    ------
                                                        (Amounts in Thousands)

        Beginning balance                                  $  230    $  230
           Write downs                                        (14)     --
                                                           ------    ------
        Ending balance                                     $  216    $  230
                                                           ======    ======


Note 5.    Equipment on Operating Leases and Investment in Financing Leases.

        Equipment on lease consists primarily of computer peripheral equipment and other capital equipment.

        The Partnership's operating leases are for initial lease terms of approximately 24 to 48 months. During the remaining terms of existing operating leases the Partnership will not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

        The Partnership has entered into direct lease arrangements with businesses in different industries, located throughout the United States. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

        The net investment in financing leases consists of the following at December 31:

                                                             1996      1995
                                                           --------  --------
                                                         (Amounts in Thousands)

        Minimum lease payments to be received              $  5,903  $ 11,004
        Estimated residual value of leased equipment
         (unguaranteed)                                        --         140
        Less: unearned income                                  (796)   (1,728)
              allowance for early termination                   (68)     (436)
                                                           --------  --------

        Net investment in financing leases                 $  5,039  $  8,980
                                                           ========  ========

        Minimum rentals to be received on noncancellable operating and financing leases for the years ended December 31 are as follows:

                                                           Operating  Financing
                                                           ---------  ---------
                                                          (Amounts in Thousands)

        1997 ........................................      $    818  $  3,378
        1998 ........................................           349     1,682
        1999 ........................................           319       554
        2000 ........................................           144       289
        2001 ........................................          --        --
        Thereafter ..................................          --        --
                                                           --------  --------

        Totals.......................................      $  1,630  $  5,903
                                                           ========  ========

        The net book value of equipment held for lease at December 31, 1996 and 1995 amounted to $135,000 and $287,000, respectively.


Note 6.    Investment in Joint Ventures.

Equipment Joint Venture

        On August 1, 1994, the Partnership entered into an agreement, along with two other affiliated partnerships, to contribute certain leased assets and notes receivable (the Assets) to Phoenix Acceptance Limited Liability Company, a Delaware limited liability company (the "Joint Venture") in exchange for a 22.55% equity interest in the Joint Venture. The interest received in the Joint Venture was accounted for at the historical cost basis of the Assets transferred. The Partnership has accounted for its net investment in this Joint Venture using the equity method of accounting. The Joint Venture was organized to hold title to the assets and subsequently transfer such assets to a trust for the purpose of the trust issuing two classes of lease backed certificates to third parties in exchange for cash proceeds. The transaction between the Joint Venture and the trust has been accounted for as a financing arrangement. The Joint Venture retains a residual interest in the assets transferred through the ownership of a third class of subordinated trust certificates. The lease backed certificates are recourse only to the assets used to collateralize the obligation.

        The net carrying value of the Assets contributed by the Partnership to the Joint Venture was approximately $5.6 million and the total carrying value of all of the assets contributed by all three partnerships approximated $24.7 million. The net proceeds from the issuance of the lease backed certificates are being distributed back to the partnerships who contributed to the Joint Venture. On August 5, 1994, the Joint Venture received proceeds from the issuance of the 7.1% Class A lease backed certificates in the principal amount of $18.5 million. On August 12, 1994, the Joint Venture received proceeds from the issuance of the 8.25% Class B lease backed certificates in the principal amount of $5.3 million. The lease backed certificates were paid in full in November 1996.

        The Manager of the Joint Venture is Phoenix Leasing Incorporated. The manager is responsible for the daily management of the operations of the Joint Venture. Phoenix Leasing Incorporated also acts as Servicer and Administrator to the trust. As Servicer, Phoenix Leasing Incorporated is responsible for servicing, managing and administering the Assets, as well as enforcing and making collections on the Assets.

        The equipment joint venture owned by the Partnership, along with its percentage ownership is as follows:

                                                                 Percentage
           Joint Venture                                         Ownership
           -------------                                         ---------

           Phoenix Acceptance Limited Liability Company            22.55%

        An analysis of the Partnership's  investment  account in equipment joint venture is as follows:
                      Net Investment                                                 Net Investment
                       at Beginning                     Equity in       Equity in        at End
Date                    of Period      Contributions    Earnings      Distributions     of Period
----                  --------------   -------------    ---------     -------------  --------------
                                                (Amounts in Thousands)
Year Ended
  December 31, 1994       $    0          $5,653         $ 205           $ 4,844         $ 1,014
                          ======          ======         =====           =======         =======

Year Ended
  December 31, 1995       $1,014          $    0         $ 267           $   448         $   833
                          ======          ======         =====           =======         =======

Year Ended
  December 31, 1996       $  833          $   35         $ 197           $   242         $   823
                          ======          ======         =====           =======         =======

        The aggregate financial information of the equipment joint venture as of December 31 is presented as follows:

                                  BALANCE SHEET

                                     ASSETS
                                                             December 31,
                                                            1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        Cash and cash equivalents                          $   490   $ 1,384
        Net investment in financing leases                   2,930     8,816
        Accounts receivable                                     59        14
        Equipment on operating leases                          155       347
        Other assets                                           368     1,018
                                                           -------   -------

           Total Assets                                    $ 4,002   $11,579
                                                           =======   =======

                        LIABILITIES AND PARTNERS' CAPITAL

        Accounts payable                                   $   382   $   761
        Lease backed certificates                             --       7,150
        Partners' capital                                    3,620     3,668
                                                           -------   -------

           Total Liabilities and Partners' Capital         $ 4,002   $11,579
                                                           =======   =======

                             STATEMENT OF OPERATIONS

                                     INCOME

                                               For the Years Ended December 31,
                                                   1996      1995      1994
                                                 -------   -------   -------
                                                    (Amounts in Thousands)
        Earned income, financing leases          $   855   $ 1,924   $ 1,515
        Rental income                                536       196      --
        Gain on sale of equipment                    453       465        26
        Other income                                 181       361       239
                                                 -------   -------   -------

           Total Income                            2,025     2,946     1,780
                                                 -------   -------   -------

                                    EXPENSES

        Depreciation                                 261       104         4
        Lease related operating expenses              21         8         3
        Management fee to the General Partner        284       283       192
        Interest expense                             221       924       633
        Other expenses                               362       442        40
                                                 -------   -------   -------

           Total Expenses                          1,149     1,761       872
                                                 -------   -------   -------

           Net Income                            $   876   $ 1,185   $   908
                                                 =======   =======   =======

        As of December 31, 1996 and 1995, the Partnership's pro rata interest in the equipment joint venture's net book value of off-lease equipment was $1,000 and $6,000, respectively.

        The General Partner earns a management fee of 3.5% of the Partnership's respective interest in the gross receipts of the Joint Venture. A management fee of $743,000 based on cash distributed to the venturers was paid to the General Partner in 1994. Such fees have been capitalized and are fully amortized. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture

        The Partnership owns a limited or general partnership interest in a financing joint venture. These investments are accounted for using the equity method of accounting. The other partners of the venture are entities organized and managed by the General Partner.

        The financing joint venture owned by the Partnership, along with its percentage ownership is as follows:

                                                          Percentage
           Joint Venture                                  Ownership
           -------------                                  ---------

           Phoenix Joint Venture 1994-2                      25%

        An analysis of the Partnership's  investment  account in financing joint venture is as follows:
                      Net Investment                                                 Net Investment
                       at Beginning                     Equity in       Equity in        at End
Date                     of Period     Contributions    Earnings      Distributions     of Period
----                  --------------   -------------    ---------     -------------  --------------
                                             (Amounts in Thousands)
Year Ended
  December 31, 1994       $   0            $290           $   0           $   0           $ 290
                          =====            ====           =====           =====           =====

Year Ended
  December 31, 1995       $ 290            $  0           $  44           $  64           $ 270
                          =====            ====           =====           =====           =====

Year Ended
  December 31, 1996       $ 270            $  0           $  39           $  86           $ 223
                          =====            ====           =====           =====           =====

        The aggregate financial information of the financing joint venture as of December 31 is presented as follows:

                                  BALANCE SHEET

                                     ASSETS
                                                              December 31,
                                                             1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        Cash and cash equivalents                          $   155   $   271
        Accounts receivable                                     14        11
        Notes receivable, net                                  823       977
        Other assets                                            31        37
                                                           -------   -------

           Total Assets                                    $ 1,023   $ 1,296
                                                           =======   =======

                        LIABILITIES AND PARTNERS' CAPITAL

        Accounts payable                                   $   130   $   215
        Partners' capital                                      893     1,081
                                                           -------   -------

           Total Liabilities and Partners' Capital         $ 1,023   $ 1,296
                                                           =======   =======

                             STATEMENT OF OPERATIONS

                                     INCOME

                                               For the Years Ended December 31,
                                                    1996      1995      1994
                                                 -------   -------   -------
                                                    (Amounts in Thousands)

        Interest income                          $   158   $   187   $     2
        Other income                                   4         2      --
                                                 -------   -------   -------

           Total Income                              162       189         2
                                                 -------   -------   -------

                                    EXPENSES

        Management fees to the General Partner         6         7      --
        Other expenses                              --           6         1
                                                 -------   -------   -------

           Total Expenses                              6        13         1
                                                 -------   -------   -------

           Net Income                            $   156   $   176   $     1
                                                 =======   =======   =======

        The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross payments received for the financing joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Venture

        The Partnership owns an interest in a foreclosed cable systems joint venture, along with other partnerships managed by the General Partner and its affiliates. The Partnership foreclosed upon certain assets of a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables and assets were exchanged for interests (their capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by the General Partner. Title to the cable television system is held by the joint venture. These investments are accounted for using the equity method of accounting.

        The joint venture owned by the Partnership, along with its percentage ownership is as follows:

                                                            Weighted
        Joint Venture                                  Percentage Interest
        -------------                                  -------------------

   Phoenix Grassroots Cable System, LLC (1)                   .67%

(1) Cable system sold during 1996

   An analysis of the  Partnership's net investment in a foreclosed cable system joint venture is as follows:
                      Net Investment                                               Net Investment
                       at Beginning                    Equity in                      at End
Date                    of Period      Contributions    Earnings   Distributions     of Period
----                  --------------   -------------   ---------   -------------   --------------
                                                (Amounts in Thousands)
Year Ended
  December 31, 1996        $  0            $62          $  0           $ 61             $  1
                           ====            ===          ====           ====             ====

        The aggregate financial information of the foreclosed cable system joint venture as of December 31 and for the years then ended is presented as follows:

                                 BALANCE SHEETS

                                     ASSETS
                                                              December 31,
                                                             1996      1995
                                                           -------   -------
                                                        (Amounts in Thousands)

        Cash and cash equivalents                          $   115   $  --
                                                           -------   -------

           Total Assets                                    $   115   $  --
                                                           =======   =======

                        LIABILITIES AND PARTNERS' CAPITAL

        Accounts payable                                   $    26   $  --
        Partners' capital                                       89      --
                                                           -------   -------

           Total Liabilities and Partners' Capital         $   115   $  --
                                                           =======   =======

                            STATEMENTS OF OPERATIONS

                                     INCOME

                                               For the Years Ended December 31,
                                                   1996      1995      1994
                                                 -------   -------   -------
                                                    (Amounts in Thousands)

        Subscriber revenue                       $ 1,529   $  --     $  --
        Gain on sale of cable system                 162      --        --
        Other income                                  26      --        --
                                                 -------   -------   -------

           Total Income                            1,717      --        --
                                                 -------   -------   -------

                                    EXPENSES

        Depreciation and amortization                482      --        --
        Program services                             480      --        --
        General and administrative expense           359      --        --
        Management fees to an affiliate of
          the General Partner                        381      --        --
        Provision for losses on accounts
          receivable                                  15      --        --
                                                 -------   -------   -------

           Total Expenses                          1,717      --        --
                                                 -------   -------   -------

           Net Income                            $  --     $  --     $  --
                                                 =======   =======   =======

        Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the foreclosed cable system joint venture. The foreclosed cable system joint venture will pay a management fee equal to four and one-half percent of the System's monthly gross revenues for these services. Revenues subject to a management fee at the joint venture level will not be subject to management fees at the Partnership level.


Note 7.    Accounts Payable and Accrued Expenses.

        Accounts payable and accrued expenses consist of the following at December 31:

                                                             1996      1995
                                                           -------   -------
                                                         (Amounts in Thousands)

        General Partner and affiliates                     $    47   $   196
        Equipment lease operations                             361       395
        Security deposits                                      229       238
        Other                                                   47        39
                                                           -------   -------

           Total                                           $   684   $   868
                                                           =======   =======


Note 8.    Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

        The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                              Reported Amounts     Tax Basis    Net Difference
                              ----------------     ---------    --------------
                                            (Amounts in Thousands)

1996
----
        Assets                    $ 11,338         $ 12,712         $(1,374)
        Liabilities                    684              354             330

1995
----
        Assets                    $ 16,712         $ 20,245         $(3,533)
        Liabilities                    868              428             440

Note 9.    Related Entities.

        The General Partner is a California limited partnership, Phoenix Leasing Associates LP, the general partner of which is Phoenix Leasing Associates, Inc., a Nevada corporation and a wholly-owned subsidiary of Phoenix Leasing Incorporated. Phoenix Leasing Incorporated is or has been a general partner in other limited partnerships formed to make investments in capital equipment and to engage in the leasing and financing business.


Note 10.   Reimbursed Costs to the General Partner and Affiliates.

        The General Partner and affiliates incur certain administrative costs such as data processing, investor and lessee communications, lease administration, accounting, equipment storage and equipment remarketing, for which it is reimbursed by the Partnership. These expenses incurred by the General Partner and affiliates are to be reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services.

        The reimbursed administrative costs to the General Partner were $278,000, $322,000 and $342,000 for the years ended December 31, 1996, 1995 and
1994, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1996, 1995 and 1994 were $87,000, $262,000 and $346,000, respectively.

        In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 11.   Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 170,766, 171,421 and 172,925 for the years ended December 31, 1996, 1995 and 1994, respectively. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 12.   Fair Value of Financial Instruments.

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated based on the lesser of the discounted expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings, or the estimated fair value of the underlying collateral.

Securities, Available-for-Sale
The fair values of investments in available-for-sale securities are estimated based on quoted market prices.

        The estimated fair values of the Partnership's financial instruments are as follows at December 31:

                                                    Carrying
                                                     Amount      Fair Value
                                                    --------     ----------
                                                    (Amounts in Thousands)
1996
----
        Assets
           Cash and cash equivalents                 $ 3,323       $ 3,323
           Securities, available-for-sale                 37            37
           Notes receivable                            1,042         1,287

1995
----
        Assets
           Cash and cash equivalents                 $ 2,364       $ 2,364
           Securities, available-for-sale                131           131
           Notes receivable                            1,850         2,199


Note 13.   Subsequent Events.

        In January 1997, cash distributions of $85,000 and $1,610,000 were made to the General and Limited Partners, respectively.

Item 9.    Disagreements on Accounting and Financial Disclosure Matters.

        None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

        The registrant is a limited partnership and, therefore, has no executive officers or directors. The General Partner of the Registrant is Phoenix Leasing Associates LP, a California limited partnership, the Corporate General Partner of which is Phoenix Leasing Associates, Inc., a Nevada corporation and a wholly-owned subsidiary of Phoenix Leasing Incorporated, a California corporation (PLI). The directors and executive officers of Phoenix Leasing Associates, Inc. (PLA) are as follows:

        GUS CONSTANTIN, age 59, is President and a Director of PLA. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

        PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLA. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

        GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLA. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

        BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLA. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

        Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

        Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

           Phoenix Leasing American Business Fund, L.P.
           Phoenix Leasing Cash Distribution Fund V, L.P
           Phoenix High Tech/High Yield Fund
           Phoenix Leasing Cash Distribution Fund IV
           Phoenix Leasing Cash Distribution Fund III
           Phoenix Leasing Cash Distribution Fund II
           Phoenix Leasing Income Fund VII
           Phoenix Leasing Income Fund VI
           Phoenix Leasing Growth Fund 1982 and
           Phoenix Leasing Income Fund 1977


Item 11.   Executive Compensation.

        Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

        (A)                 (B)                             (C)                              (D)
                                                      Cash and cash-                    Aggregate of
Name of Individual      Capacities in                 equivalent forms                  contingent forms
or persons in group     which served                  of remuneration                   of remuneration
-------------------     -------------   ----------------------------------------------  ----------------
                                                   (C1)                 (C2)
                                                                  Securities or property
                                       Salaries, fees, directors' insurance benefits or
                                       fees, commissions, and     reimbursement, personal
                                       bonuses                    benefits
                                       -------------------------  -----------------------
                                                       (Amounts in Thousands)
Phoenix Leasing
  Associates LP         General Partner        $317(1)                   $0                   $0
                                                ===                       =                    =

(1)  consists of management and acquisition fees.


                                     PART IV

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

        (a)No  person  owns of  record,  or is  known by the  Registrant  to own
           beneficially,   more  than  five  percent  of  any  class  of  voting
           securities of the Registrant.

        (b)The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

             (1)                         (2)                           (3)
        Title of Class         Amount Beneficially Owned        Percent of Class
        --------------         -------------------------        ----------------

    General Partner Interest   Represents a 5% interest in             100%
                               the Registrant's profits and
                               distributions, until the Limited
                               Partners have recovered their
                               capital contributions plus a
                               cumulative return of 12% per
                               annum, compounded quarterly, on
                               the unrecovered portion thereof.
                               Thereafter, the General Partner
                               will receive 15% interest in the
                               Registrant's profits and
                               distributions.

    Limited Partner Interest   12 units                                  -


Item 13.   Certain Relationships and Related Transactions.

        None.


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Page No.
                                                                      --------
(a)     1. Financial Statements:

           Balance Sheets as of December 31, 1996 and 1995                11
           Statements of Operations for the Years Ended December
            31, 1996, 1995 and 1994                                       12
           Statements of Partners' Capital for the Years Ended
            December 31, 1996, 1995 and 1994                              13
           Statements of Cash Flows for the Years Ended December
            31, 1996, 1995 and 1994                                       14
           Notes to Financial Statements                               15-26

        2. Financial Statement Schedule:

           Schedule II - Valuation and Qualifying Accounts and Reserves   31

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)     Exhibits

        21.  Additional Exhibits

             a) Balance Sheets of Phoenix Leasing Associates, LP     E21 1-4
                Balance Sheets of Phoenix Leasing Associates, Inc.   E21 5-8

        27.  Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHOENIX INCOME FUND, L.P.
                                     a California limited partnership
                                              (Registrant)

                                     By: PHOENIX LEASING ASSOCIATES LP,
                                         a California limited partnership,
                                         General Partner

                                         By: PHOENIX LEASING ASSOCIATES, INC.,
                                             a Nevada corporation,
                                             general partner



        Date:  March 25, 1997        By: /S/  GUS CONSTANTIN
               -------------             -------------------------
                                         Gus Constantin, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                     Title                         Date
         ---------                     -----                         ----


/S/ GUS CONSTANTIN      President and a Director                 March 25, 1997
----------------------  of Phoenix Leasing Associates, Inc.      --------------
(Gus Constantin)


/S/ PARITOSH K. CHOKSI  Chief Financial Officer,                 March 25, 1997
----------------------  Senior Vice President                    --------------
(Paritosh K. Choksi)    Treasurer and Director of
                        Phoenix Leasing Associates, Inc.


/S/ BRYANT J. TONG      Senior Vice President,                   March 25, 1997
----------------------  Financial Operations of                  --------------
(Bryant J. Tong)        Phoenix Leasing Associates, Inc.



/S/ GARY W. MARTINEZ    Senior Vice President and a Director of  March 25, 1997
----------------------  Phoenix Leasing Associates, Inc.         --------------
(Gary W. Martinez)


/S/ MICHAEL K. ULYATT   Partnership Controller                   March 25, 1997
----------------------  of Phoenix Leasing Incorporated          --------------
(Michael K. Ulyatt)     (Parent Company)




                                               PHOENIX INCOME FUND, L.P.

                                                      SCHEDULE II
                                                (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


           COLUMN A                COLUMN B         COLUMN C        COLUMN D          COLUMN E         COLUMN F
        Classification            Balance at       Charged to      Charged to        Deductions       Balance at
                                 Beginning of       Expense          Revenue                            End of
                                    Period                                                              Period
------------------------------  --------------- ----------------  -------------  ------------------ --------------

Year ended December 31, 1994
  Allowance for losses on accounts
    receivable                       $  137          $ 58             $  0             $   19           $  176
  Allowance for losses on notes
    receivable                          195            35                0                  0              230
  Allowance for early termination,
    financing leases                    596           272                0                177              691
                                     ------          ----             ----             ------           ------

    Totals                           $  928          $365             $  0             $  196           $1,097
                                     ======          ====             ====             ======           ======


Year ended December 31, 1995
  Allowance for losses on accounts
    receivable                       $  176          $  0             $  0             $   29           $  147
  Allowance for losses on notes
    receivable                          230             0                0                  0              230
  Allowance for early termination,
    financing leases                    691           138                0                393              436
                                     ------          ----             ----             ------           ------

    Totals                           $1,097          $138             $  0             $  422           $  813
                                     ======          ====             ====             ======           ======


Year ended December 31, 1996
  Allowance for losses on accounts
    receivable                       $  147          $ 29             $  0             $   51           $  125
  Allowance for losses on notes
    receivable                          230             0               14                  0              216
  Allowance for early termination,
    financing leases                    436           113                0                481               68
                                     ------          ----             ----             ------           ------

    Totals                           $  813          $142             $ 14             $  532           $  409
                                     ======          ====             ====             ======           ======