Form 10QSB
period 1997-03-31
PHOENIX INCOME FUND LP
filed 1997-05-14
CIK 857873

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

   __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

   _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-19063
                                                -------

                           PHOENIX INCOME FUND, L.P .
--------------------------------------------------------------------------------
                                   Registrant

           California                                      68-0204588
-----------------------------                -----------------------------------
     State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                  94901-5527
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

                               Yes __X__ No _____

170,276 Units of Limited Partnership Interest were outstanding as of March 31, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      March 31,  December 31,
                                                       1997         1996
                                                     --------     --------
ASSETS

Cash and cash equivalents                            $  3,624     $  3,323

Accounts receivable (net of allowance for
   losses on accounts receivable of $124
   and $125 at March 31, 1997 and
   December 31, 1996, respectively)                       103          125

Notes receivable (net of allowance for
   losses on notes receivable of $216 at
   March 31, 1997 and December 31, 1996)                  927        1,042

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $11,305 and $12,008 at March 31, 1997 and
   December 31, 1996, respectively)                       216          378

Net investment in financing leases (net of
   allowance for early terminations of $68 at
   March 31, 1997 and December 31, 1996)                4,019        5,039

Investment in joint ventures                              790        1,047

Capitalized acquisition fees (net of accumulated
   amortization of $3,398 and $3,346 at March 31,
   1997 and December 31, 1996, respectively)              209          261

Other assets                                               73          123
                                                     --------     --------

     Total Assets                                    $  9,961     $ 11,338
                                                     ========     ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses             $    629     $    684
                                                     --------     --------

     Total Liabilities                                    629          684
                                                     --------     --------

Partners' Capital
   General Partner                                       --             (1)

   Limited Partners, 300,000 units authorized,
     175,285 units issued and 170,276 and
     170,316 units outstanding at March 31,
     1997 and December 31, 1996, respectively           9,303       10,618

   Unrealized gains on available-for-sale
     securities                                            29           37
                                                     --------     --------

     Total Partners' Capital                            9,332       10,654
                                                     --------     --------

     Total Liabilities and Partners' Capital         $  9,961     $ 11,338
                                                     ========     ========


        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                         1997        1996
                                                       -------     -------
INCOME

   Rental income                                       $   481     $   712
   Earned income, financing leases                         166         292
   Equity in earnings from joint ventures, net              66          85
   Interest income, notes receivable                        84          69
   Other income                                             39          52
                                                       -------     -------

     Total Income                                          836       1,210
                                                       -------     -------

EXPENSES

   Depreciation                                            164         431
   Amortization of acquisition fees                         52          76
   Lease related operating expenses                         70          53
   Management fees to General Partner                       65          83
   Reimbursed administrative costs to General Partner       67          74
   Provision for losses on receivables                    --            21
   General and administrative expenses                      35          33
                                                       -------     -------

     Total Expenses                                        453         771
                                                       -------     -------

NET INCOME                                             $   383     $   439
                                                       =======     =======



NET INCOME PER LIMITED PARTNERSHIP UNIT                $  1.75     $  2.06
                                                       =======     =======

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT             $  9.45     $  9.20
                                                       =======     =======

ALLOCATION OF NET INCOME:
     General Partner                                   $    85     $    87
     Limited Partners                                      298         352
                                                       -------     -------

                                                       $   383     $   439
                                                       =======     =======


        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                         1997        1996
                                                       -------     -------
Operating Activities:
   Net income                                          $   383     $   439

   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation                                        164         431
       Amortization of acquisition fees                     52          76
       Loss (gain) on sale of equipment                    (33)         14
       Equity in earnings from joint ventures, net         (66)        (85)
       Gain on sale of securities                         --           (21)
       Provision for early termination,
        financing leases                                  --            35
       Recovery of losses on notes receivable             --           (14)
       Decrease in accounts receivable                      22          66
       Increase (decrease) in accounts payable
        and accrued expenses                               (55)         23
       Decrease in other assets                             42        --
                                                       -------     -------

Net cash provided by operating activities                  509         964
                                                       -------     -------

Investing Activities:
   Principal payments, financing leases                    935       1,026
   Principal payments, notes receivable                    115         133
   Proceeds from sale of equipment                         116         137
   Distributions from joint ventures                       323          72
   Proceeds from sale of securities                       --            21
   Investment in financing leases                         --          (118)
   Payment of acquisition fees                            --           (63)
                                                       -------     -------

Net cash provided by investing activities                1,489       1,208
                                                       -------     -------

Financing Activities:
   Redemptions of capital                                   (2)        (10)
   Distributions to partners                            (1,695)     (1,657)
                                                       -------     -------

Net cash used by financing activities                   (1,697)     (1,667)
                                                       -------     -------

Increase in cash and cash equivalents                      301         505

Cash and cash equivalents, beginning of period           3,323       2,364
                                                       -------     -------

Cash and cash equivalents, end of period               $ 3,624     $ 2,869
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

Note 2.       Reclassification.

         Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At March 31, 1997 and 1996, the recorded investment in notes that are considered to be impaired was $0 and $160,000, respectively, for which there was no related allowance for losses. The average recorded investment in impaired loans during the three months ended March 31, 1997 and 1996 was approximately $0 and $160,000, respectively.

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

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                  1997             1996
                                                 ------           ------
                                                  (Amounts In Thousands)
         Beginning balance                       $  216           $  230
             Provision for losses                   -                (14)
             Write downs                            -                -
                                                 ------           ------
         Ending balance                          $  216           $  216
                                                 ======           ======

Note 5.       Equipment on Operating Leases and Held for Lease.

         The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statement of operations for the three months ended March 31, 1997 and 1996, are $0 and $81,000 respectively, ($0 and $.47 per limited partnership unit, respectively).

Note 6.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 170,298 and 171,054 for the three months ended March 31, 1997 and 1996, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 7.       Investment in Joint Ventures:

Equipment Joint Venture

         The aggregate financial information of the equipment joint venture is presented below:

                                                      March 31,  December 31,
                                                        1997        1996
                                                       ------      ------
                                                     (Amounts in Thousands)

      Assets                                           $2,863      $4,002
      Liabilities                                         323         382
      Partners' Capital                                 2,540       3,620

                                                       Three Months Ended
                                                            March 31,
                                                        1997        1996
                                                       ------      ------
                                                      (Amounts in Thousands)

      Revenue                                          $  374      $  547
      Expenses                                            112         217
      Net Income                                          262         330

Financing Joint Ventures

         The aggregate financial information of the financing joint venture is presented below:

                                                      March 31,  December 31,
                                                        1997        1996
                                                       ------      ------
                                                     (Amounts in Thousands)

      Assets                                           $  967      $1,023
      Liabilities                                         127         130
      Partners' Capital                                   840         893

                                                       Three Months Ended
                                                            March 31,
                                                        1997        1996
                                                       ------      ------
                                                     (Amounts in Thousands)

      Revenue                                          $   35      $   43
      Expenses                                             14           1
      Net Income                                           21          42


Foreclosed Cable Systems Joint Venture

         The aggregate financial information of the financing joint venture is presented below:

                                                      March 31,  December 31,
                                                        1997        1996
                                                       ------      ------
                                                     (Amounts in Thousands)

      Assets                                           $   51      $  115
      Liabilities                                        --            25
      Partners' Capital                                    51          90

                                                       Three Months Ended
                                                            March 31,
                                                        1997        1996
                                                       ------      ------
                                                     (Amounts in Thousands)

      Revenue                                          $  (38)     $  305
      Expenses                                           --           324
      Net Income                                          (38)        (19)

                            PHOENIX INCOME FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported net income of $383,000 during the three months ended March 31, 1997, as compared to net income of $439,000 during the three months ended March 31, 1996. The Partnership reported an overall decrease in total revenues and expenses. However, the decrease in revenues exceeded the decrease in expense, generating a decrease in net income for the period.

         Total revenues decreased by $374,000 during the three months ended March 31, 1997, as compared to the same period in 1996. The decrease in total revenues is due primarily to a decrease in rental income from operating leases of $231,000 for the three months ended March 31, 1997, as compared to the same period in 1996. The decrease in rental income is attributable to a decrease in the amount of equipment owned that is classified as operating type leases. At March 31, 1997, the Partnership owned equipment with an aggregate original cost of $27 million, as compared to the $36.3 million of equipment owned at March 31, 1996.

         Earned income from financing leases decreased by $126,000 during the three months ended March 31, 1997, as compared to the same period in 1996. This is attributable to the decrease in the net investment in financing leases since March 31, 1996. The Partnership owned financing leases with a net investment of $4.1 million at March 31, 1997, as compared to $7.8 million at March 31, 1996. The net investment in financing leases will continue to decline over the lease term as payments are received.

         Total expenses of the Partnership decreased by $318,000 during the three months ended March 31, 1997, compared to the same period in 1996. Depreciation expense experienced the largest decrease during the three months ended March 31, 1997, as compared to the same period in 1996. Depreciation expense decreased due to the decrease in the amount of equipment owned by the Partnership, as well as, an increasing portion of the equipment portfolio having been fully depreciated.


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

         The Partnership reported net cash generated by equipment leasing and financing activities during the three months ended March 31, 1997 of $1,559,000, as compared to $2,123,000 during the same period in 1996. The decline in net cash generated from leasing and financing activities for the three months ended March 31, 1997, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases and principal payments from financing leases, as previously discussed in the Results of Operations.

         An additional factor contributing to the decline in net cash generated is the reduction in the amount of proceeds received from the sale of equipment for the three months ended March 31, 1997, as compared to the previous year.

The Partnership received proceeds from the sale of equipment of $116,000 during the three months ended March 31, 1997, as compared to $137,000 during the three months ended March 31, 1996.

         The Partnership received distributions from joint ventures of $323,000 and $72,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in distributions from joint ventures is attributable to one joint venture having paid its outstanding debt in full in November 1996. Previously, any excess cash flow generated by this joint venture was being used to pay off the outstanding debt. The excess cash flow generated by this joint venture is currently being paid to the Partnership and the other venturers.

         As of March 31, 1997, the Partnership owned equipment being held for lease with an original cost of $3,847,000 and a net book value of $131,000, as compared to equipment with an original cost of $2,996,000 and a net book value of $370,000 at March 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $1,695,000 and $1,657,000 during the three months ended March 31, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $1,610,000 and $1,574,000 in cash distributions for the three months ended March 31, 1997 and 1996, respectively. The cumulative cash distributions to limited partners at March 31, 1997 is $30,926,000, as compared to $24,533,000 at March 31, 1996. The General Partner received cash distributions of $85,000 and $83,000 for its share of the cash distribution for the three months ended March 31, 1997 and 1996, respectively. The Partnership anticipates making distributions during the remainder of 1997 at approximately the same rate as the current distribution.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide cash distributions to the Partners.

                            PHOENIX INCOME FUND, L.P.

                                 March 31, 1997

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

                                PHOENIX INCOME FUND, L.P.
                                -------------------------
                                       (Registrant)

                                BY:  PHOENIX LEASING ASSOCIATES LP,
                                     a California limited partnership,
                                     General Partner

                                     BY:  PHOENIX LEASING ASSOCIATES, INC.
                                          a Nevada corporation,
                                          General Partner

      Date                       Title                         Signature
      ----                       -----                         ---------


  May 13, 1997        Chief Financial Officer,           /S/ PARITOSH K. CHOKSI
----------------      Senior Vice President,             ----------------------
                      Treasurer and a Director of        (Paritosh K. Choksi)
                      Phoenix Leasing Associates, Inc.


  May 13, 1997        Senior Vice President,             /S/ BRYANT J. TONG
----------------      Financial Operations of            ----------------------
                      Phoenix Leasing Associates, Inc.   (Bryant J. Tong)


  May 13, 1997        Senior Vice President              /S/ GARY W. MARTINEZ
----------------      and a Director of                  ----------------------
                      Phoenix Leasing Associates, Inc.   (Gary W. Martinez)


  May 13, 1997        Partnership Controller             /S/ MICHAEL K. ULYATT
----------------      of Phoenix Leasing Incorporated    ----------------------
                      (Parent Company)                   (Michael K. Ulyatt)