Form 10QSB
period 1997-06-30
PHOENIX INCOME FUND LP
filed 1997-08-13
CIK 857873

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-19063
                                                -------

                           PHOENIX INCOME FUND, L.P .
--------------------------------------------------------------------------------
                                   Registrant

           California                                    68-0204588
----------------------------------            ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California            94901-5527
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

                               Yes _X_   No ___

170,140 Units of Limited Partnership Interest were outstanding as of June 30, 1997.

Transitional small business disclosure format:

                               Yes ___   No _X_

                          Part I. Financial Information
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         June 30,   December 31,
                                                           1997         1996
                                                           ----         ----
ASSETS

Cash and cash equivalents                                 $3,737      $  3,323

Accounts receivable (net of allowance for losses
   on accounts receivable of $119 and $125 at
   June 30, 1997 and December 31, 1996, respectively)        126           125

Notes receivable (net of allowance for losses on
   notes receivable of $216 at June 30, 1997 and
   December 31, 1996)                                        833         1,042

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $10,223 and $12,008
   at June 30, 1997 and December 31, 1996, respectively)     131           378

Netinvestment in financing leases (net of allowance
   for early terminations of $92 and $68 at June 30,
   1997 and December 31, 1996, respectively)               3,156         5,039

Investment in joint ventures                                 576         1,047

Capitalized acquisition fees (net of accumulated
   amortization  of $3,439 and $3,346 at June 30,
   1997 and December 31, 1996, respectively)                 168           261

Other assets                                                 112           123
                                                          ------      --------

     Total Assets                                         $8,839      $ 11,338
                                                          ======      ========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $  520      $    684
                                                          ------      --------

     Total Liabilities                                       520           684
                                                          ------      --------

Partners' Capital
   General Partner                                          --              (1)

   Limited Partners, 300,000 units authorized,
     175,285 units issued and 170,140 and 170,316
     units outstanding at June 30, 1997 and
     December 31, 1996, respectively                       8,252        10,618

   Unrealized gains on available-for-sale securities          67            37
                                                          ------      --------

     Total Partners' Capital                               8,319        10,654
                                                          ------      --------

     Total Liabilities and Partners' Capital              $8,839      $ 11,338
                                                          ======      ========



        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                           1997      1996       1997      1996
                                           ----      ----       ----      ----
INCOME

   Rental income                         $   494   $   510    $   942   $ 1,235
   Earned income, financing leases           140       247        306       538
   Gain (loss) on sale of equipment          149       (57)       182       (71)
   Gain on sale of securities               --         107       --         128
   Equity in earnings from joint
     ventures, net                            36        44        102       129
   Interest income, notes receivable          49        63        134       132
   Other income                               51        53         89        85
                                         -------   -------    -------   -------

     Total Income                            919       967      1,755     2,176
                                         -------   -------    -------   -------

EXPENSES

   Depreciation                               72       250        237       681
   Amortization of acquisition fees           41        71         93       147
   Lease related operating expenses           11        25         81        78
   Management fees to General Partner         62        75        127       159
   Reimbursed administrative costs to
     General Partner                          57        65        123       139
   Provision for losses on receivables        24        31         24        52
   General and administrative expenses        38        32         73        64
                                         -------   -------    -------   -------

     Total Expenses                          305       549        758     1,320
                                         -------   -------    -------   -------

NET INCOME                               $   614   $   418    $   997   $   856
                                         =======   =======    =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $  3.12   $  1.94    $  4.87   $  4.00
                                         =======   =======    =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                      $  9.25   $  9.24    $ 18.70   $ 18.44
                                         =======   =======    =======   =======

ALLOCATION OF NET INCOME:
     General Partner                     $    83   $    86    $   168   $   173
     Limited Partners                        531       332        829       683
                                         -------   -------    -------   -------

                                         $   614   $   418    $   997   $   856
                                         =======   =======    =======   =======




        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                             1997       1996
                                                             ----       ----
Operating Activities:
   Net income                                              $   997    $   856
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                            237        681
       Amortization of acquisition fees                         93        147
       Loss (gain) on sale of equipment                       (182)        71
       Equity in earnings from joint ventures, net            (102)      (129)
       Gain on sale of securities                             --         (128)
       Provision for early termination, financing leases        24         66
       Recovery of losses on notes receivable                 --          (14)
       Decrease (increase) in accounts receivable               (1)        78
       Decrease in accounts payable and accrued expenses      (164)      (156)
       Decrease in other assets                                 41         64
                                                           -------    -------

Net cash provided by operating activities                      943      1,536
                                                           -------    -------

Investing Activities:
   Principal payments, financing leases                      1,774      2,043
   Principal payments, notes receivable                        209        293
   Proceeds from sale of equipment                             277        173
   Distributions from joint ventures                           573        100
   Proceeds from sale of securities                           --          128
   Investment in financing leases                             --         (119)
   Payment of acquisition fees                                --          (68)
                                                           -------    -------

Net cash provided by investing activities                    2,833      2,550
                                                           -------    -------

Financing Activities:
   Redemptions of capital                                      (10)       (35)
   Distributions to partners                                (3,352)    (3,319)
                                                           -------    -------

Net cash used by financing activities                       (3,362)    (3,354)
                                                           -------    -------

Increase in cash and cash equivalents                          414        732

Cash and cash equivalents, beginning of period               3,323      2,364
                                                           -------    -------

Cash and cash equivalents, end of period                   $ 3,737    $ 3,096
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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At June 30, 1997 and 1996, the recorded investment in notes that are considered to be impaired was $67,000 and $157,000, respectively, for which there was no related allowance for losses. The average recorded investment in impaired loans during the six months ended June 30, 1997 and 1996 was approximately $33,000 and $158,000, respectively.

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

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                          1997             1996
                                          ----             ----
                                         (Amounts In Thousands)
         Beginning balance                $216             $230
             Provision for losses           -               (14)
             Write downs                    -                -
                                          ----             ----
         Ending balance                   $216             $216
                                          ====             ====

Note 5.       Equipment on Operating Leases and Held for Lease.

         The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statement of operations for the six months ended June 30, 1997 and 1996, are $0 and $83,000 respectively, ($0 and $.49 per limited partnership unit, respectively).

Note 6.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 170,277 and 170,969 for the six months ended June 30, 1997 and 1996, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 7.       Investment in Joint Ventures:

Equipment Joint Venture

         The aggregate financial information of the equipment joint venture is presented below:

                                               June 30,  December 31,
                                                 1997       1996
                                                 ----       ----
                                             (Amounts in Thousands)

    Assets                                       $2,024    $4,002
    Liabilities                                     352       382
    Partners' Capital                             1,672     3,620

                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                       1997      1996      1997        1996
                                       ----      ----      ----        ----
                                             (Amounts in Thousands)

    Revenue                            $237      $491      $582      $1,039
    Expenses                             97       343       181         561
    Net Income                          140       148       401         478

Financing Joint Ventures

              The aggregate financial information of the financing joint venture is presented below:

                                               June 30,   December 31,
                                                 1997        1996
                                                 ----        ----
                                              (Amounts in Thousands)

    Assets                                       $927      $1,023
    Liabilities                                   142         130
    Partners' Capital                             785         893

                                     Three Months Ended  Six Months Ended
                                           June 30,          June 30,
                                       1997     1996      1997      1996
                                       ----     ----      ----      ----
                                              (Amounts in Thousands)

                  Revenue              $33       $42       $68       $85
                  Expenses               3         2        17         2
                  Net Income            30        40        51        83

    Foreclosed Cable Systems Joint Venture

              The aggregate financial information of the foreclosed cable systems joint venture is presented below:

                                              June 30,  December 31,
                                                1997       1996
                                                ----       ----
                                             (Amounts in Thousands)

    Assets                                       $46       $115
    Liabilities                                   --         25
    Partners' Capital                             46         90

                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                       1997      1996       1997     1996
                                       ----      ----       ----     ----
                                             (Amounts in Thousands)

    Revenue                            $(2)      $661      $(40)     $965
    Expenses                             4        611         4       935
    Net Income (Loss)                   (6)        50       (44)       30

                            PHOENIX INCOME FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported net income of $614,000 and $997,000 during the three and six months ended June 30, 1997, respectively, as compared to net income of $418,000 and $856,000 during the three and six months, respectively, ended June 30, 1996. The Partnership reported an overall decrease in total revenues and expenses. However, the decrease in expenses exceeded the decrease in revenues, generating an increase in net income for the period.

         Total revenues decreased by $48,000 and $421,000 during the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease in total revenues is due primarily to decreases in rental income from operating leases, earned income from financing leases and gain on sale of securities. The $16,000 and $293,000 decrease in rental income for the three and six months ended June 30, 1997, respectively, is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At June 30, 1997, the Partnership owned equipment with an aggregate original cost of $24 million, as compared to the $34.3 million of equipment owned at June 30, 1996.

         Earned income from financing leases decreased by $107,000 and $232,000 during the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. This is attributable to the decrease in the net investment in financing leases since June 30, 1996. The Partnership owned financing leases with a net investment of $3.2 million at June 30, 1997, as compared to $6.7 million at June 30, 1996. The net investment in financing leases will continue to decline over the lease term as payments are received.

         The Partnership reported a gain on sale of securities during the three and six months ended June 30, 1996 of $107,000 and $128,000, respectively. Such a gain does not exist during 1997. The gain from securities recognized in 1996 was due to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or finance agreements with emerging growth companies. In addition, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with unrealized gains of $67,000 at June 30, 1997 compared to $43,000 at June 30, 1996. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within one year.

         Partially offsetting the factors discussed previously which contributed to decreasing total revenues for the three and six months ended June 30, 1997 is an increase in gain on sale of equipment. The Partnership reported a gain on sale of equipment of $149,000 and $182,000 for the three and six months ended June 30, 1997, respectively, compared to a loss on sale of equipment of $57,000 and $71,000 for the three and six months ended June 30, 1996, respectively. The gain on sale of equipment, as well as the increase in sales proceeds received, during 1997 is a result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $6.7 million for the six months ended June 30, 1997 compared to $4.1 million for the same period in 1996.

         Total expenses of the Partnership decreased by $244,000 and $562,000 during the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. Depreciation expense experienced the largest decrease during the three and six months ended June 30, 1997, as compared to the same periods in 1996. Depreciation expense decreased by $178,000 and $444,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in the prior year, due to the decrease in the amount of equipment owned by the Partnership, as well as, an increasing portion of the equipment portfolio having been fully depreciated.


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

         The Partnership reported net cash generated by equipment leasing and financing activities during the six months ended June 30, 1997 of $2,926,000, as compared to $3,872,000 during the same period in 1996. The decline in net cash generated from leasing and financing activities for the six months ended June 30, 1997, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases and principal payments from financing leases, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $573,000 and $100,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in distributions from joint ventures is attributable to one joint venture having paid its outstanding debt in full in November 1996. Previously, any excess cash flow generated by this joint venture was being used to pay off the outstanding debt. The excess cash flow generated by this joint venture is currently being paid to the Partnership and the other venturers.

         As of June 30, 1997, the Partnership owned equipment being held for lease with an original cost of $3,715,000 and a net book value of $70,000, as compared to equipment with an original cost of $3,767,000 and a net book value of $257,000 at June 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $3,352,000 and $3,319,000 during the six months ended June 30, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $3,184,000 and $3,153,000 in cash distributions for the six months ended June 30, 1997 and 1996, respectively. The cumulative cash distributions to limited partners at June 30, 1997 is $32,500,000, as compared to $26,112,000 at June 30, 1996. The General Partner received cash distributions of $168,000 and $166,000 for its share of the cash distribution for the six months ended June 30, 1997 and 1996, respectively. The Partnership anticipates making distributions during the remainder of 1997 at approximately the same rate as the current distribution.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses, debt service and to provide cash distributions to the Partners.

                            PHOENIX INCOME FUND, L.P.

                                  June 30, 1997

                           Part II. Other Information.


Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information.  Inapplicable

Item 6.       Exhibits and Reports on 8-K:

              a)      Exhibits:

                      (27)   Financial Data Schedule

              b)      Reports on 8-K:

                      One report, dated June 16, 1997, on Form 8-K was filed during the quarter ending June 30, 1997, pursuant to Item 4 and Item 7 of that form. No financial statements were filed as part of that report.

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

                                          PHOENIX INCOME FUND, L.P.
                                          -------------------------
                                                (Registrant)

                                          BY: PHOENIX LEASING ASSOCIATES LP,
                                              a California limited partnership,
                                              General Partner

                                            BY: PHOENIX LEASING ASSOCIATES, INC.
                                                 a Nevada corporation,
                                                 General Partner

     Date                          Title                       Signature
     ----                          -----                       ---------


August 13, 1997         Senior Vice President             /S/ GARY W. MARTINEZ
---------------         and a Director of                 ----------------------
                        Phoenix Leasing Associates, Inc.  (Gary W. Martinez)


August 13, 1997         Chief Financial Officer,          /S/ PARITOSH K. CHOKSI
---------------         Senior Vice President,            ----------------------
                        Treasurer and a Director of       (Paritosh K. Choksi)
                        Phoenix Leasing Associates, Inc.


August 13, 1997         Senior Vice President,            /S/ BRYANT J. TONG
---------------         Financial Operations of           ----------------------
                        Phoenix Leasing Associates, Inc.  (Bryant J. Tong)


August 13, 1997         Partnership Controller            /S/ MICHAEL K. ULYATT
---------------         of Phoenix Leasing Incorporated   ----------------------
                        (Parent Company)                  (Michael K. Ulyatt)