Form 10QSB
period 1997-09-30
PHOENIX INCOME FUND LP
filed 1997-11-12
CIK 857873

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-19063

                           PHOENIX INCOME FUND, L.P .
--------------------------------------------------------------------------------
                                   Registrant

           California                                      68-0204588
-----------------------------                -----------------------------------
     State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                  94901-5527
-------------------------------------------------------------------------------
    Address of Principal Executive Offices                      Zip Code

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

                               Yes __X__ No _____

170,052 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                     September 30,  December 31,
                                                          1997          1996
                                                        --------      --------
ASSETS

Cash and cash equivalents                               $  3,133      $  3,323

Accounts receivable (net of allowance for losses
   on accounts receivable of $135 and $125 at
   September 30, 1997 and December 31, 1996,
   respectively)                                             159           125

Notes receivable (net of allowance for losses
   on notes receivable of $216 at September 30,
   1997 and December 31, 1996)                               963         1,042

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $9,952 and
   $12,008 at September 30, 1997 and December 31, 1996,
   respectively)                                             281           378

Net investment in financing leases (net of allowance
   for early terminations of $73 and $68 at September
   30, 1997 and December 31, 1996, respectively)           2,376         5,039

Investment in joint ventures                                 374         1,047

Capitalized acquisition fees (net of accumulated
   amortization of $3,474 and $3,346 at September
   30, 1997 and December 31, 1996, respectively)             148           261

Other assets                                                 113           123
                                                        --------      --------

     Total Assets                                       $  7,547      $ 11,338
                                                        ========      ========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                $    586      $    684
                                                        --------      --------

     Total Liabilities                                       586           684
                                                        --------      --------

Partners' Capital (Deficit)
   General Partner                                          --              (1)

   Limited Partners, 300,000 units authorized,
     175,285 units issued and 170,052 and 170,316
     units outstanding at September 30, 1997 and
     December 31, 1996, respectively                       6,896        10,618

   Unrealized gains on available-for-sale securities          65            37
                                                        --------      --------

     Total Partners' Capital (Deficit)                     6,961        10,654
                                                        --------      --------

     Total Liabilities and Partners' Capital (Deficit)  $  7,547      $ 11,338
                                                        ========      ========

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                         Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                           1997      1996      1997      1996
                                         -------   -------   -------   -------
INCOME

   Rental income                         $   336   $   463   $ 1,278   $ 1,699
   Earned income, financing leases            95       222       401       760
   Gain (loss) on sale of equipment           56        10       238       (61)
   Equity in earnings from joint
    ventures, net                             40       100       142       229
   Gain on sale of securities               --        --        --         128
   Interest income, notes receivable          53        58       186       190
   Other income                               40        40       130       124
                                         -------   -------   -------   -------

     Total Income                            620       893     2,375     3,069
                                         -------   -------   -------   -------

EXPENSES

   Depreciation                              105       187       342       868
   Amortization of acquisition fees           35        54       128       201
   Lease related operating expenses            9        23        90       101
   Management fees to General Partner         45        67       172       226
   Reimbursed administrative costs to
    General Partner                           32        66       154       205
   Provision for losses on receivables        44        55        68       107
   General and administrative expenses        29        34       103        98
                                         -------   -------   -------   -------

     Total Expenses                          299       486     1,057     1,806
                                         -------   -------   -------   -------

NET INCOME                               $   321   $   407   $ 1,318   $ 1,263
                                         =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $  1.39   $  1.87   $  6.26   $  5.87
                                         =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                      $  9.35   $  9.33   $ 28.05   $ 27.77
                                         =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                     $    84   $    87   $   252   $   260
     Limited Partners                        237       320     1,066     1,003
                                         -------   -------   -------   -------

                                         $   321   $   407   $ 1,318   $ 1,263
                                         =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                             1997      1996
                                                           -------   -------
Operating Activities:
   Net income                                              $ 1,318   $ 1,263
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                            342       868
       Amortization of acquisition fees                        128       201
       Loss (gain) on sale of equipment                       (238)       61
       Equity in earnings from joint ventures, net            (142)     (229)
       Gain on sale of securities                             --        (128)
       Provision for early termination, financing leases        34        92
       Provision for losses on accounts receivable              34        29
       Recovery of losses on notes receivable                 --         (14)
       Decrease (increase) in accounts receivable              (68)       38
       Decrease in accounts payable and accrued expenses      (113)     (139)
       Decrease in other assets                                 39        64
                                                           -------   -------

Net cash provided by operating activities                    1,334     2,106
                                                           -------   -------

Investing Activities:
   Principal payments, financing leases                      2,341     3,040
   Principal payments, notes receivable                        379       452
   Proceeds from sale of equipment                             351       199
   Distributions from joint ventures                           815       179
   Proceeds from sale of securities                           --         128
   Investment in financing leases                              (70)     (128)
   Purchase of equipment                                      --         (24)
   Investment in notes receivable                             (300)     --
   Investment in joint ventures                               --         (35)
   Payment of acquisition fees                                --         (70)
                                                           -------   -------

Net cash provided by investing activities                    3,516     3,741
                                                           -------   -------

Financing Activities:
   Redemptions of capital                                      (13)      (40)
   Distributions to partners                                (5,027)   (4,994)
                                                           -------   -------

Net cash used by financing activities                       (5,040)   (5,034)
                                                           -------   -------

Increase (decrease) in cash and cash equivalents              (190)      813
Cash and cash equivalents, beginning of period               3,323     2,364
                                                           -------   -------

Cash and cash equivalents, end of period                   $ 3,133   $ 3,177
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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At September 30, 1997, the recorded investment in notes that are considered to be impaired was $190,000. Included in this amount is $67,000 of impaired notes for which the related allowance for losses is $32,000 and $123,000 for which there is no allowance. The average recorded investment in impaired loans during the nine months ended September 30, 1997 and 1996 was approximately $86,000 and $156,000, respectively.

         On February 14, 1996, the Partnership foreclosed upon a non-performing outstanding note receivable to a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The Partnership's net carrying value for this outstanding note receivable was $62,000 at March 31, 1996, for which the Partnership had an allowance for losses on notes of $14,000. Because the market value of the cable system exceeded the carrying value, this allowance of $14,000 was reversed and recognized as income at March 31, 1996. This cable television system was subsequently sold on August 30, 1996.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                              1997           1996
                                             ------         -----
                                            (Amounts In Thousands)
         Beginning balance                   $ 216          $ 230
             Recovery of  losses                -             (14)
             Write downs                        -              -
                                             ------         -----
         Ending balance                      $ 216          $ 216
                                             ======         ======

Note 5.       Equipment on Operating Leases and Held for Lease.

         The Partnership's policy, as disclosed on the Partnership's latest annual report filed on Form 10-K, is to provide additional depreciation expense where reviews of equipment indicate that rentals plus anticipated sales proceeds will not exceed expenses, including depreciation expense, in any future period. As a result, the Partnership has provided additional depreciation expense on various leases that are near the end of their initial lease term where the estimated fair market value is not expected to exceed the net book value of such leases. The portion of additional depreciation expense included in the caption "Depreciation" on the statement of operations for the nine months ended September 30, 1997 and 1996, are $0 and $83,000 respectively, ($0 and $.49 per limited partnership unit, respectively).

Note 6.       Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 170,213 and 170,848 for the nine months ended September 30, 1997 and 1996, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 7.       Investment in Joint Ventures:

Equipment Joint Venture

         The aggregate financial information of the equipment joint venture is presented below:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,203     $ 4,002
        Liabilities                               355         382
        Partners' Capital                         848       3,620

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $   320  $   616     $   903  $ 1,655
        Expenses                         173      219         355      779
        Net Income                       147      397         548      876

Financing Joint Ventures

              The aggregate financial information of the financing joint venture is presented below:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $   872     $ 1,023
        Liabilities                               145         130
        Partners' Capital                         727         893

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $    30  $    40     $    99  $   124
        Expenses                           3        2          21        4
        Net Income                        27       38          78      120

Foreclosed Cable Systems Joint Venture

              The aggregate financial information of the foreclosed cable systems joint venture is presented below:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $  --       $   115
        Liabilities                              --            25
        Partners' Capital                        --            90

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $   165  $   908     $   125  $ 1,873
        Expenses                           7      777          11    1,712
        Net Income                       158      131         114      161

                            PHOENIX INCOME FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported net income of $321,000 and $1,318,000 during the three and nine months ended September 30, 1997, respectively, as compared to net income of $407,000 and $1,263,000 during the three and nine months, respectively, ended September 30, 1996. The decline in net income experienced during the three months ended September 30, 1997, compared to the same period in 1996, is attributable to a decline in earned income from financing leases. Whereas, the increase in net income for the nine months ended September 30, 1997, compared to the same period in 1996, is a result of an increase in gain on sale of equipment.

         Total revenues decreased by $273,000 and $694,000 during the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decrease in total revenues is due primarily to decreases in rental income from operating leases and earned income from financing leases. The $127,000 and $421,000 decrease in rental income for the three and nine months ended September 30, 1997, respectively, is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At September 30, 1997, the Partnership owned equipment with an aggregate original cost of $21.5 million, as compared to the $33.2 million of equipment owned at September 30, 1996.

         Earned income from financing leases decreased by $127,000 and $359,000 during the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. This is attributable to the decrease in the net investment in financing leases since September 30, 1996. The Partnership owned financing leases with a net investment of $2.4 million at September 30, 1997, as compared to $5.6 million at September 30, 1996. The net investment in financing leases will continue to decline over the lease term as payments are received.

         The Partnership reported a gain on sale of securities during the nine months ended September 30, 1996 of $128,000 which contributed to increasing net income for that period. No such gain exists during 1997. The gain from securities recognized in 1996 was due to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or finance agreements with emerging growth companies. In addition, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with unrealized gains of $65,000 at September 30, 1997 compared to $41,000 at September 30, 1996. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within one year.

         Partially offsetting the factors discussed previously which contributed to decreasing total revenues for the three and nine months ended September 30, 1997 is an increase in gain on sale of equipment. The Partnership reported a gain on sale of equipment of $56,000 and $238,000 for the three and nine months ended September 30, 1997, respectively, compared to a gain on sale of equipment of $10,000 and loss on sale of equipment of $61,000 for the three and nine months ended September 30, 1996, respectively. The gain on sale of equipment, as well as the increase in sales proceeds received, during 1997 is a result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $9.2 million for the nine months ended September 30, 1997 compared to $5.3 million for the same period in 1996.

         Total expenses of the Partnership decreased by $187,000 and $749,000 during the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. Depreciation expense experienced the largest decrease during the three and nine months ended September 30, 1997, as compared to the same periods in 1996. Depreciation expense decreased by $82,000 and $526,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in the prior year, due to the decrease in the amount of equipment owned by the Partnership, as well as, an increasing portion of the equipment portfolio having been fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities during the nine months ended September 30, 1997 of $4,054,000, as compared to $5,598,000 during the same period in 1996. The decline in net cash generated from leasing and financing activities for the nine months ended September 30, 1997, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases and principal payments from financing leases, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $815,000 and $179,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in distributions from joint ventures is attributable to one joint venture having paid its outstanding debt in full in November 1996. Previously, any excess cash flow generated by this joint venture was being used to pay off the outstanding debt. The excess cash flow generated by this joint venture is currently being distributed to the Partnership and the other venturers.

         The Partnership continues to reinvest a portion of the revenues from the assets owned in new leasing and financing transactions. During the nine months ended September 30, 1997, the Partnership invested $70,000 in equipment leases and $300,000 in investments in notes receivable, compared to $128,000 in equipment leases and $0 in investments in notes receivable during the same period in the previous year.

         As of September 30, 1997, the Partnership owned equipment being held for lease with an original cost of $3,724,000 and a net book value of $42,000, as compared to equipment with an original cost of $5,713,000 and a net book value of $354,000 at September 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $5,027,000 and $4,994,000 during the nine months ended September 30, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $4,775,000 and $4,744,000 in cash distributions for the nine months ended September 30, 1997 and 1996, respectively. The cumulative cash distributions to limited partners at September 30, 1997 is $34,091,000, as compared to $27,704,000 at September 30, 1996. The

General Partner received cash distributions of $252,000 and $250,000 for its share of the cash distribution for the nine months ended September 30, 1997 and 1996, respectively. The Partnership anticipates making distributions during the remainder of 1997 at approximately the same rate as the current distribution.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses and to provide cash distributions to the Partners.

                            PHOENIX INCOME FUND, L.P.

                               September 30, 1997

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

                                 PHOENIX INCOME FUND, L.P.
                                 -------------------------
                                        (Registrant)

                                 BY: PHOENIX LEASING ASSOCIATES LP,
                                     a California limited partnership,
                                     General Partner

                                     BY:  PHOENIX LEASING ASSOCIATES, INC.
                                          a Nevada corporation,
                                          General Partner

        Date                    Title                          Signature
        ----                    -----                          ---------


 November 12, 1997    Senior Vice President              /S/ GARY W. MARTINEZ
-------------------   and a Director of                  -----------------------
                      Phoenix Leasing Associates, Inc.   (Gary W. Martinez)


 November 12, 1997    Chief Financial Officer,           /S/ PARITOSH K. CHOKSI
-------------------   Senior Vice President,             -----------------------
                      Treasurer and a Director of        (Paritosh K. Choksi)
                      Phoenix Leasing Associates, Inc.


 November 12, 1997    Senior Vice President,             /S/ BRYANT J. TONG
-------------------   Financial Operations of            -----------------------
                      Phoenix Leasing Associates, Inc.   (Bryant J. Tong)