Form 10KSB
period 1997-12-31
PHOENIX INCOME FUND LP
filed 1998-03-30
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 1997       Commission File Number 0-19063


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X                    No
                           ---------                   ---------

The Registrant's revenue for its most recent fiscal year was $3,033,000.

As of December 31, 1997, 169,972 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1997.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                       Yes                          No     X
                           ---------                   ---------

                            PHOENIX INCOME FUND, L.P.

                         1997 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1        Business ..................................................      3
Item 2        Properties ................................................      4
Item 3        Legal Proceedings .........................................      4
Item 4        Submission of Matters to a Vote of Security Holders .......      5


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters....................................      5
Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................      6
Item 7.       Financial Statements and Supplementary Data................      8
Item 8.       Disagreements on Accounting and Financial Disclosure
              Matters....................................................     23


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.........     23
Item 10.      Executive Compensation.....................................     24
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management.................................................     25
Item 12.      Certain Relationships and Related Transactions.............     25


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...................................................     25


Signatures...............................................................     26

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

         From the initial formation of the Partnership through December 31, 1997, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $90,886,000. The average initial firm term of contractual payments from equipment subject to lease was 42 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.74%. The average initial firm term of contractual payments from loans was 66 months.

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

         The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1997, approximately 90% of the equipment owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. A significant portion of the net offering proceeds to the Partnership has been invested in capital equipment subject to Operating leases.

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

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1997, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 1997, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $20,767,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1997.

                                                                 Percentage of
         Asset Types                         Purchase Price(1)   Total Assets
----------------------------                 -----------------   -------------
                                          (Amounts in Thousands)

Capital Equipment Leased to Emerging
  Growth Companies                              $   7,512             36%
Furniture and Fixtures                              3,589             17
Computer Peripherals                                3,292             16
Small Computer Systems                              2,028             10
Financing of Emerging Growth Companies              1,480              7
Financing to Businesses                             1,200              6
Telecommunications                                  1,035              5
Miscellaneous                                         631              3
                                                ---------            ---

TOTAL                                           $  20,767            100%
                                                =========            ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $2,093,000, financing joint ventures of $290,000, cost of equipment on financing leases of $6,400,000 and original cost of outstanding loans of $2,390,000 at December 31, 1997.


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


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate number of equity security investments:

                                                     Number of Unit Holders
                     Title of Class                 as of December 31, 1997
              -----------------------------         -----------------------

              Limited Partners                                  3,850
              General Partner                                       1

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         Phoenix Income Fund, L.P., (the Partnership) reported net income of $1,721,000 and $1,652,000 during the years ended December 31, 1997 and 1996, respectively. The improvement in earnings for 1997 is attributable to a decrease in depreciation expense that exceeded the decrease in rental income as well as an increase in gain on sale of equipment.

         Total revenues decreased by $899,000 during 1997, as compared to the same period in the previous year. The decrease in total revenues is due primarily to decreases in rental income and earned income from financing leases. Rental income decreased by $510,000 during 1997, as compared to the same period in the previous year. The decrease in rental income is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At December 31, 1997, the Partnership owned equipment with an aggregate original cost of $16 million, as compared to the $30.6 million of equipment owned at December 31, 1996.

         Earned income from financing leases decreased by $474,000 during the year ended December 31, 1997, as compared to the same period in 1996. This is attributable to the decrease in the net investment in financing leases since December 31, 1996. The Partnership owned financing leases with a net investment of $1.8 million at December 31, 1997, as compared to $5 million at December 31, 1996. The net investment in financing leases will continue to decline over the lease term as payments are received.

         The Partnership reported a gain on sale of securities during the year ended December 31, 1996 of $128,000 which contributed to increasing net income for that period. No such gain exists during 1997. The gain from securities recognized in 1996 was due to the exercise and sale of stock warrants held by the Partnership. The Partnership has been granted stock warrants as part of its lease or finance agreements with emerging growth companies. In addition, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with unrealized gains of $26,000 at December 31, 1997 compared to $37,000 at December 31, 1996. These investments in stock and stock warrants carry certain restrictions, but generally can be exercised within one year.

         Partially offsetting the factors discussed previously which contributed to decreasing total revenues for the year ended December 31, 1997 is an increase in gain on sale of equipment. The Partnership reported a gain on sale of equipment of $321,000 for the year ended December 31, 1997, compared to a gain on sale of equipment of $64,000 for the year ended December 31, 1996. The gain on sale of equipment, as well as the increase in sales proceeds received during 1997, is a result of an increase in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $14.7 million for the year ended December 31, 1997 compared to $8.1 million for the same period in 1996.

         Total expenses of the Partnership decreased by $968,000 during the year ended December 31, 1997, compared to the same period in the previous year. Depreciation expense decreased by $628,000, compared to the same period in the previous year. The decrease in depreciation expense is primarily due to the decrease in the amount of equipment owned by the Partnership, as well as, an increasing portion of the equipment portfolio having been fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities for the year ended December 31, 1997 and 1996 of $5,040,000 and $7,418,000, respectively. The decline in net cash generated from leasing and financing activities for the years ended December 31, 1997 is attributable to decreases in rental income from operating leases and principal payments from financing leases, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $1,012,000 and $389,000 for the year ended December 31, 1997 and 1996, respectively. The increase in distributions from joint ventures is attributable to one joint venture having paid its outstanding debt in full in November 1996. Previously, any excess cash flow generated by this joint venture was being used to pay off the outstanding debt. The excess cash flow generated by this joint venture is currently being distributed to the Partnership and the other venturers.

         The Partnership continues to reinvest a portion of the revenues from the assets owned in new leasing and financing transactions. During the year ended December 31, 1997, the Partnership invested $68,000 in equipment leases and $300,000 in investments in notes receivable, compared to $427,000 in equipment leases and $0 in investments in notes receivable during the same period in the previous year.

         Cash  generated  in 1997 and  1996 was used to pay cash  distributions,
make   reinvestments  in  new  leases  and  pay  operational   expenses  of  the
Partnership.

         As of December 31, 1997, the Partnership owned equipment being held for lease with an original cost of $3,617,000 and a net book value of $30,000, as compared to equipment with an original cost of $3,438,000 and a net book value of $135,000 at December 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $6,718,000 and $6,691,000 for the years ended December 31, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $6,382,000 and $6,356,000 in cash distributions for the years ended December 31, 1997 and 1996, respectively. The cumulative cash distributions to limited partners is $35,698,000 and $29,316,000 at December 31, 1997 and 1996, respectively. The General Partner received cash distributions of $336,000 and $335,000 for its share of the cash distribution for the years ended December 31, 1997 and 1996, respectively. The Partnership anticipates making distributions during 1998 at a lower rate than the current distributions made during 1997.

         As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998. During the year ended December 31, 1997, the number of units that have been redeemed has been immaterial.

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

               Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       -------------------------------------------

                            PHOENIX INCOME FUND, L.P.
                            -------------------------

                          YEAR ENDED DECEMBER 31, 1997
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Income Fund, L.P.:

We have audited the  accompanying  balance sheet of Phoenix Income Fund, L.P. (a
California limited partnership) as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, partners' capital and cash flows of Phoenix Leasing Income Fund, L.P. as of December 31, 1996, were audited by other auditors whose report dated January 20, 1997, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Income Fund, L.P. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 23, 1998

                            PHOENIX INCOME FUND, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                           December 31, 1997
ASSETS                                                     -----------------


Cash and cash equivalents                                       $2,693

Accounts receivable (net of allowance for
   losses on accounts receivable of $157)                          206

Notes receivable (net of allowance for
   losses on notes receivable of $162)                             812

Equipment on operating leases and held
   for lease (net of accumulated
   depreciation of $6,141)                                         204

Net investment in financing leases
   (net of allowance for early terminations
   of $80)                                                       1,758

Investment in joint ventures                                       296

Capitalized acquisition fees (net of
   accumulated amortization of $3,508)                             114

Other assets                                                        55
                                                                ------

     Total Assets                                               $6,138
                                                                ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                        $  508
                                                                ------

     Total Liabilities                                             508
                                                                ------

Partners' Capital:

   General Partner                                                --

   Limited Partners, 300,000 units
     authorized, 175,285 units issued
     and 169,972 units outstanding                               5,604

   Unrealized gains on available-for-
     sale securitites                                               26
                                                                ------

     Total Partners' Capital                                     5,630
                                                                ------

     Total Liabilities and Partners' Capital                    $6,138
                                                                ======

                     The accompanying notes are an integral
                           part of these statements.
                                       10

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                               For the Years Ended December 31,
                                                   1997              1996
                                                   ----              ----
INCOME

   Rental income                                 $ 1,565         $   2,075

   Earned income, financing leases                   480               954

   Gain on sale of equipment                         321                64

   Interest income, notes receivable                 240               304

   Equity in earnings from joint ventures            261               236

   Gain on sale of securities                        -                 128

   Other income                                      166               171
                                                 -------         ---------

     Total Income                                  3,033             3,932
                                                 -------         ---------


EXPENSES

   Depreciation                                      417             1,045

   Amortization of acquisition fees                  162               262

   Lease related operating expenses                   95               131

   Management fees to General Partner                216               299

   Reimbursed administrative costs to
     General Partner                                 181               278

   Provision for losses on receivables               111               128

   General and administrative expenses               130               137
                                                 -------         ---------

     Total Expenses                                1,312             2,280
                                                 -------         ---------


NET INCOME                                       $ 1,721         $   1,652
                                                 =======         =========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                              $  8.14         $    7.64
                                                 =======         =========

ALLOCATION OF NET INCOME:

   General Partner                               $   337         $     348

   Limited Partners                                1,384             1,304
                                                 -------         ---------

                                                 $ 1,721         $   1,652
                                                 =======         =========

                     The accompanying notes are an integral
                           part of these statements.

                            PHOENIX INCOME FUND, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)

                                  General
                                  Partner's Limited Partners' Unrealized  Total
                                   Amount   Units     Amount    Gains    Amount
                                  --------- ----------------- ---------- ------

Balance, December 31, 1995         $  (14) 171,073   $15,727   $  131  $ 15,844

Redemptions of capital                --      (757)      (57)    --         (57)

Distributions to partners ($37.22
   per limited partnership unit)     (335)    --      (6,356)    --      (6,691)

Change for the year in unrealized
   gain on available-for-sale
   securities                         --      --        --        (94)      (94)

Net income                            348     --       1,304     --       1,652
                                   ------  -------   -------   ------  --------

Balance, December 31, 1996             (1) 170,316    10,618       37    10,654

Redemptions of capital                --      (344)      (16)    --         (16)

Distributions to partners ($37.51
   per limited partnership unit)     (336)    --      (6,382)    --      (6,718)

Change for the year in unrealized
   gain on available-for-sale
   securities                         --      --        --        (11)      (11)

Net income                            337     --       1,384     --       1,721
                                   ------  -------   -------   ------  --------

Balance, December 31, 1997         $  --   169,972   $ 5,604   $   26  $  5,630
                                   ======  =======   =======   ======  ========

                     The accompanying notes are an integral
                           part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                        1997        1996
                                                        ----        ----
Operating Activities:

   Net income                                         $ 1,721     $ 1,652
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                       417       1,045
       Amortization of acquisition fees                   162         262
       Gain on sale of equipment                         (321)        (64)
       Equity in earnings from joint ventures            (261)       (236)
       Gain on sale of securities                        --          (128)
       Provision for early termination, financing
         leases                                            40         113
       Provision for (recovery of) losses on notes
         receivable                                      --           (14)
       Provision for losses on accounts receivable         71          29
       Decrease (increase) in accounts receivable        (152)         65
       Decrease in accounts payable and accrued
         expenses                                        (176)       (120)
       Decrease in other assets                            57          67
                                                      -------     -------

   Net cash provided by operating activities            1,558       2,671
                                                      -------     -------

Investing Activities:
   Principal payments, financing leases                 2,952       3,987
   Principal payments, notes receivable                   530         760
   Proceeds from sale of equipment                        435         340
   Distributions from joint ventures                    1,012         389
   Proceeds from sale of securities                      --           128
   Purchase of equipment                                 --           (24)
   Investment in financing leases                         (68)       (427)
   Investment in notes receivable                        (300)       --
   Investment in joint ventures                          --           (35)
   Payment of acquisition fees                            (15)        (82)
                                                      -------     -------

   Net cash provided by investing activities            4,546       5,036
                                                      -------     -------

Financing Activities:
   Distributions to partners                           (6,718)     (6,691)
   Redemptions of capital                                 (16)        (57)
                                                      -------     -------

   Net cash used by financing activities               (6,734)     (6,748)
                                                      -------     -------

Increase (decrease) in cash and cash
   equivalents                                           (630)        959

Cash and cash equivalents, beginning of
   period                                               3,323       2,364
                                                      -------     -------

Cash and cash equivalents, end of period              $ 2,693     $ 3,323
                                                      =======     =======


                     The accompanying notes are an integral
                           part of these statements.

                            PHOENIX INCOME FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

         A schedule of compensation paid and distributions made to the General Partner for the years ended December 31 follows:

                                              1997                  1996
                                              ----                  ----
                                                  (Amounts in Thousands)
         Management fees                     $    216              $    299
         Acquisition fees                          15                    18
         Cash distributions                       336                   335
                                             --------              --------

                                             $    567              $    652
                                             ========              ========

         Redemptions of Limited Partner units will only be made to the extent permitted by applicable laws and regulations, the Partnership Agreement and if, in the opinion of the General Partner, it is in the best interest of the Partnership. In addition, redemptions will not be made if such redemptions would cause the Partnership to be categorized as a publicly traded partnership for federal income tax purposes.

         The  Partnership  will acquire such  limited  partnership  units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $2,000 and $9,000 during the years ended December 31, 1997 and 1996, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.       Summary of Significant Accounting Policies.

         Cash and Cash Equivalents. Cash and cash equivalents includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

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

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership will revise its depreciation policy and provide for additional depreciation as appropriate. As a result of such periodic reviews, the Partnership provided for additional depreciation expense of $0 and $83,000 ($0 and $.49 per limited partnership unit) for the years ended December 31, 1997 and 1996, respectively.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

         Portfolio Valuation Methodology. The Partnership uses the portfolio method of accounting for the net realizable value of the Partnership's equipment portfolio.

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

         Investment in Available-for-Sale Securities. The Partnership has investments in stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

         Reclassification. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 3.       Accounts receivable.

         Accounts receivable consist of the following at December 31:

                                                                   1997
                                                                   ----
                                                          (Amounts in Thousands)

         Lease payments                                          $    322
         Property taxes                                                39
         Interest                                                       2
                                                                 --------
                                                                      363
         Less:  allowance for losses on accounts receivable          (157)
                                                                 --------
           Total                                                 $    206
                                                                 ========


Note 4.       Notes Receivable.

         Notes receivable consist of the following at December 31:
                                                                   1997
                                                                   ----
                                                          (Amounts in Thousands)

         Notes receivable from emerging growth companies
           with stated interest ranging from 15% to 19%
           per annum, receivable in installments ranging
           from 37 to 49 months, collateralized by a
           security interest in the equipment financed.          $    326

         Notes receivable from other businesses with
           stated interest ranging from 15% to 17%
           per annum, receivable in installments ranging
           from 37 to 72 months, collateralized by the
           equipment financed.                                        648
                                                                 --------
                                                                      974
         Less:  allowance for losses on notes receivable             (162)
                                                                 --------
           Total                                                 $    812
                                                                 ========

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                          (Amounts in Thousands)

         1998............................................       $       643
         1999............................................               205
         2000............................................               135
         2001............................................                 5
         2002............................................               -
         Thereafter......................................               -
                                                                -----------

         Total minimum payments to be received...........               988
         Impaired notes receivable.......................               121
         Less:  unearned interest........................              (135)
         Less:  allowance for losses.....................              (162)
                                                                -----------

         Net investment in notes receivable..............       $       812
                                                                ===========

         At December 31, 1997, the recorded investment in notes that are considered to be impaired was $121,000. The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was approximately $94,000 and $117,000, respectively. The Partnership recognized $13,000 and $65,000 of interest income on impaired notes receivable during the years ended December 31, 1997 and 1996, respectively.

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

         The activity in the allowance for losses on notes receivable during the year ended December 31, is as follows:

                                                           1997
                                                  (Amounts in Thousands)

         Beginning balance                              $    216
           Write downs                                       (54)
                                                        --------
         Ending balance                                 $    162
                                                        ========


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

         The net investment in financing leases consists of the following at December 31:

                                                                   1997
                                                                   ----
                                                          (Amounts in Thousands)

         Minimum lease payments to be received                   $  2,086
         Less:  unearned income                                      (248)
                allowance for early termination                       (80)
                                                                 --------

         Net investment in financing leases                      $  1,758
                                                                 ========

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                                     Operating        Financing
                                                     ---------        ---------
                                                       (Amounts in Thousands)

         1998...................................     $     734       $    1,309
         1999...................................           339              514
         2000...................................           149              263
         2001...................................             5              -
         2002...................................             5              -
                                                     ---------       ----------

         Totals.................................     $   1,232       $    2,086
                                                     =========       ==========

         The net book value of equipment held for lease at December 31, 1997 amounted to $30,000.


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

         An analysis of the Partnership's investment account in the equipment joint venture is as follows:

                                                                          Net
                   Net Investment                                     Investment
                    at Beginning              Equity in                 at End
Date                 of Period   Contributions Earnings  Distributions of Period
----               ------------- ------------- --------  ------------- ---------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1996   $    833    $     35     $  197       $    242    $    823
                     ========    ========     ======       ========    ========

Year Ended
 December 31, 1997   $    823    $      0     $  233       $    930    $    126
                     ========    ========     ======       ========    ========

         The aggregate financial information of the equipment joint venture is presented as follows:

                                                  December 31, 1997
                                                  -----------------
                                                (Amounts in Thousands)

         Assets                                        $    730
         Liabilities                                        156
         Partners' Capital                                  574

                                            For the Years Ended December 31,
                                              1997                  1996
                                              ----                  ----
                                                  (Amounts in Thousands)

         Revenue                             $  1,129             $  2,025
         Expenses                                  78                1,149
         Net Income                             1,051                  876

         As of December 31, 1997, the Partnership's pro rata interest in the equipment joint venture's net book value of off-lease equipment was $0.

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in the gross receipts of the Joint Venture. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture

         The Partnership owns a 25% interest in Phoenix Joint Venture 1994-2, a financing joint venture. The investment is accounted for using the equity method of accounting. The other partners of the venture are entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the financing joint venture is as follows:

                                                                          Net
                   Net Investment                                     Investment
                    at Beginning              Equity in                 at End
Date                 of Period   Contributions Earnings  Distributions of Period
----               ------------- ------------- --------  ------------- ---------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1996    $   270       $    0      $  39       $   86      $  223
                      =======       ======      =====       ======      ======

Year Ended
 December 31, 1997    $   223       $    0      $  28       $   81      $  170
                      =======       ======      =====       ======      ======

         The aggregate financial information of the financing joint venture is presented as follows:

                                                 December 31, 1997
                                                 -----------------
                                               (Amounts in Thousands)

         Assets                                       $    803
         Liabilities                                       136
         Partners' Capital                                 667

                                           For the Years Ended December 31,
                                             1997                  1996
                                             ----                  ----
                                                 (Amounts in Thousands)

         Revenue                            $  127               $  162
         Expenses                               25                    6
         Net Income                            102                  156

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross payments received for the financing joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Venture

         The Partnership owns a 0.67% interest in a foreclosed cable systems joint venture, Phoenix Grassroots Cable System, LLC, along with other partnerships managed by the General Partner and its affiliates. This cable system was sold during 1996 and the joint venture was closed during 1997. The Partnership foreclosed upon certain assets of a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables and assets were exchanged for interests (their capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by the General Partner. Title to the cable television system is held by the joint venture. This investment is accounted for using the equity method of accounting.

         An analysis of the Partnership's net investment in a foreclosed cable system joint venture is as follows:

                                                                          Net
                   Net Investment                                     Investment
                    at Beginning              Equity in                 at End
Date                 of Period   Contributions Earnings  Distributions of Period
----               ------------- ------------- --------  ------------- ---------
                                      (Amounts in Thousands)

Year Ended
 December 31, 1996     $   0         $ 62       $  0         $ 61       $   1
                       =====         ====       ====         ====       =====

Year Ended
 December 31, 1997     $   1         $  0       $  0         $  1       $   0
                       =====         ====       ====         ====       =====

         The aggregate financial information of the foreclosed cable system joint venture is presented as follows:

                                           For the Years Ended December 31,
                                              1997                 1996
                                              ----                 ----
                                                 (Amounts in Thousands)

         Revenue                           $    125              $  1,717
         Expenses                                11                 1,717
         Net Income                             114                   -

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

Note 7.       Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                               1997
                                                               ----
                                                       (Amounts in Thousands)

         Equipment lease operations                           $    293
         Security deposits                                         146
         General Partner and affiliates                             41
         Other                                                      28
                                                              --------

              Total                                           $    508
                                                              ========


Note 8.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1997:

                        Reported Amounts        Tax Basis         Net Difference
                        ----------------        ---------         --------------
                                         (Amounts in Thousands)

         Assets          $    6,138            $    7,086          $    (948)
         Liabilities            508                   226                282


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

         The reimbursed administrative costs to the General Partner were $181,000 and $278,000 for the years ended December 31, 1997 and 1996, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1997 and 1996 were $46,000 and $87,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 11.      Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 170,156 and 170,766 for the years ended December 31, 1997 and 1996, respectively. For purposes of allocating income
(loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 12.      Fair Value of Financial Instruments.

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate the fair value.


Note 13.      Subsequent Events.

         In January 1998, cash distributions of $85,000 and $1,606,000 were made to the General and Limited Partners, respectively.

Item 8.       Disagreements on Accounting and Financial Disclosure Matters.

         None.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

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

         GUS CONSTANTIN, age 60, is President and a Director of PLA. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 47, is Senior Vice President and a Director of PLA. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 36, is the Chief Financial Officer, Treasurer and a Director of PLA. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         CYNTHIA E. PARKS, age 42, is Senior Vice President, General Counsel and Secretary of PLA. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         BRYANT J. TONG, age 43, is Senior Vice President, Financial Operations of PLA. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix Leasing Cash Distribution Fund III and Phoenix Leasing Income Fund VII

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1997, all such required reports were filed on a timely basis, except for reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) filed late by Howard Solovei and Cynthia E. Parks, each an executive officer of the General Partner (or any corporate general partner of the General Partner) of the Registrant. No units of limited partnership interest are held by such executive officers.

Certain Legal Proceedings.

         On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. The Companies received an extension of time to answer the Complaint and formal discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.      Executive Compensation.

         Set forth is the information  relating to all direct  remuneration paid or accrued by the Registrant during the last year to the General Partner.
         (A)                       (B)                                    (C)                                   (D)

                                                                  Cash and cash-                          Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          ------------            -------------------------------------------          -----------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                -------------------------     -----------------------
                                                               (Amounts in Thousands)

Phoenix Leasing
  Associates LP              General Partner            $   231(1)                    $   -                    $   -
                                                         ======                        =====                    ====

(1)  consists of management and acquisition fees.


                                     PART IV

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

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


Item 12.      Certain Relationships and Related Transactions.

         None.


Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheets as of December 31, 1997                       10
              Statements of Operations for the Years Ended
                December 31, 1997 and 1996                                 11
              Statements of Partners' Capital for the Years
                Ended December 31, 1997 and 1996                           12
              Statements of Cash Flows for the Years Ended
                December 31, 1997 and 1996                                 13
              Notes to Financial Statements                             14-22

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1997.

(c)      Exhibits

         21.    Additional Exhibits

                a) Balance Sheets of Phoenix Leasing
                     Associates, Inc.                                E21 1 -4
                   Balance Sheets of Phoenix Leasing
                     Associates L.P.                                 E21  5-8

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

                                    PHOENIX INCOME FUND, L.P.
                                    a California limited partnership
                                            (Registrant)

                                    BY:   PHOENIX LEASING ASSOCIATES LP,
                                          a California limited partnership,
                                          General Partner

                                          BY:  PHOENIX LEASING ASSOCIATES, INC.,
                                               a Nevada corporation,
                                               general partner


         Date:  March 24, 1998      By:    /S/ GUS CONSTANTIN
                --------------             -------------------------
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

       Signature                      Title                         Date
       ---------                      -----                         ----


/S/ GUS CONSTANTIN         President and a Director            March 24, 1998
-------------------------  of Phoenix Leasing Associates, Inc. --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ       Senior Vice President and           March 24, 1998
-------------------------  a Director of                       --------------
(Gary W. Martinez)         Phoenix Leasing Associates, Inc.


/S/ HOWARD SOLOVEI         Chief Financial Officer,            March 24, 1998
-------------------------  Treasurer and a Director of         --------------
(Howard Solovei)           Phoenix Leasing Associates, Inc.


/S/ BRYANT J. TONG         Senior Vice President,              March 24, 1998
-------------------------  Financial Operations of             --------------
(Bryant J. Tong)           Phoenix Leasing Associates, Inc.