Form 10QSB
period 1998-03-31
PHOENIX INCOME FUND LP
filed 1998-05-14
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                               Yes __X__ No _____

169,804 Units of Limited Partnership Interest were outstanding as of March 31, 1998.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31,  December 31,
                                                           1998         1997
                                                           ----         ----
ASSETS

Cash and cash equivalents                                 $1,892       $2,693

Accounts receivable (net of allowance for losses
   on accounts receivable of $139 and $157 at
   March 31, 1998 and December 31, 1997, respectively)       163          206

Notes receivable (net of allowance for losses on
   notes receivable of $162 at March 31, 1998 and
   December 31, 1997)                                        660          812

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $5,760 and
   $6,141 at March 31, 1998 and December 31, 1997,
   respectively)                                             136          204

Net investment in financing leases (net of allowance
   for early  terminations of $85 and $80 at March 31,
   1998 and December 31, 1997, respectively)               1,407        1,758

Investment in joint ventures                                 207          296

Capitalized acquisition fees (net of accumulated
   amortization of $3,531 and $3,508 at March 31,
   1998 and December 31, 1997, respectively)                  91          114

Other assets                                                  43           55
                                                          ------       ------

     Total Assets                                         $4,599       $6,138
                                                          ======       ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                  $  363       $  508
                                                          ------       ------

     Total Liabilities                                       363          508
                                                          ------       ------

Partners' Capital
   General Partner                                           -            -

   Limited Partners, 300,000 units authorized,
     175,285 units issued and 169,804 and 169,972
     units outstanding at March 31, 1998 and
     December 31, 1997, respectively                       4,218        5,604

   Unrealized gains on available-for-sale
     securities                                               18           26
                                                          ------       ------

     Total Partners' Capital                               4,236        5,630
                                                          ------       ------

     Total Liabilities and Partners' Capital              $4,599       $6,138
                                                          ======       ======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                            1998         1997
                                                            ----         ----
INCOME

   Rental income                                         $    343     $    481
   Earned income, financing leases                             68          166
   Equity in earnings from joint ventures, net                 41           66
   Interest income, notes receivable                           32           84
   Other income                                                27           39
                                                         --------     --------

     Total Income                                             511          836
                                                         --------     --------

EXPENSES

   Depreciation                                                68          164
   Amortization of acquisition fees                            23           52
   Lease related operating expenses                            17           70
   Management fees to General Partner                          32           65
   Reimbursed administrative costs to General Partner          28           67
   Provision for losses on receivables                          6          -
   General and administrative expenses                         30           35
                                                         --------     --------

     Total Expenses                                           204          453
                                                         --------     --------

NET INCOME                                               $    307     $    383
                                                         ========     ========



NET INCOME PER LIMITED PARTNERSHIP UNIT                  $   1.31     $   1.75
                                                         ========     ========

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT               $   9.46     $   9.45
                                                         ========     ========

ALLOCATION OF NET INCOME:
     General Partner                                     $     84     $     85
     Limited Partners                                         223          298
                                                         --------     --------

                                                         $    307     $    383
                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                             1998         1997
                                                             ----         ----
Operating Activities:
   Net income                                              $   307      $   383

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                             68          164
       Amortization of acquisition fees                         23           52
       Gain on sale of equipment                               (21)         (33)
       Equity in earnings from joint ventures, net             (41)         (66)
       Provision for early termination, financing leases         6          -
       Decrease in accounts receivable                          43           22
       Decrease in accounts payable and accrued expenses      (145)         (55)
       Decrease in other assets                                  4           42
                                                           -------      -------

Net cash provided by operating activities                      244          509
                                                           -------      -------

Investing Activities:
   Principal payments, financing leases                        345          935
   Principal payments, notes receivable                        152          115
   Proceeds from sale of equipment                              21          116
   Distributions from joint ventures                           130          323
                                                           -------      -------

Net cash provided by investing activities                      648        1,489
                                                           -------      -------

Financing Activities:
   Redemptions of capital                                       (2)          (2)
   Distributions to partners                                (1,691)      (1,695)
                                                           -------      -------

Net cash used by financing activities                       (1,693)      (1,697)
                                                           -------      -------

Increase (decrease) in cash and cash
  equivalents                                                 (801)         301

Cash and cash equivalents, beginning of
  period                                                     2,693        3,323
                                                           -------      -------

Cash and cash equivalents, end of period                   $ 1,892      $ 3,624
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


Note 2.       Reclassification.

         Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At March 31, 1998, the recorded investment in notes that are considered to be impaired was $113,000 for which there was no related allowance for losses. The average recorded investment in impaired loans during the three months ended March 31, 1998 and 1997 was approximately $113,000 and $160,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                            1998                  1997
                                            ----                  ----
                                               (Amounts In Thousands)
         Beginning balance                  $162                  $216
             Provision for losses            -                     -
             Write downs                     -                     -
                                            ----                  ----
         Ending balance                     $162                  $216
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

Note 6.      Net Income (Loss) and Distributions Per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,853 and 170,298 for the three months ended March 31, 1998 and 1997, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.


Note 7.      Investment in Joint Ventures:

Equipment Joint Venture

         The aggregate financial information of the equipment joint venture is presented below:

                                                 March 31,         December 31,
                                                   1998                1997
                                                   ----                ----
                                                     (Amounts in Thousands)

              Assets                            $    361           $     730
              Liabilities                            111                 156
              Partners' Capital                      250                 574

                                                      Three Months Ended
                                                          March 31,
                                                   1998                1997
                                                   ----                ----
                                                     (Amounts in Thousands)

              Revenue                           $    181           $     346
              Expenses                                20                  84
              Net Income                             161                 262

Financing Joint Ventures

         The aggregate financial information of the financing joint venture is presented below:

                                                 March 31,         December 31,
                                                   1998                1997
                                                   ----                ----
                                                     (Amounts in Thousands)

              Assets                            $    722           $     803
              Liabilities                            118                 136
              Partners' Capital                      604                 667


                                                      Three Months Ended
                                                          March 31,
                                                   1998                1997
                                                   ----                ----
                                                     (Amounts in Thousands)

              Revenue                            $    25            $     35
              Expenses                                 4                  14
              Net Income                              21                  21

Foreclosed Cable Systems Joint Venture

         The aggregate financial information of the financing joint venture is presented below:

                                                 March 31,         December 31,
                                                   1998                1997
                                                   ----                ----
                                                     (Amounts in Thousands)

              Assets                            $    -             $     -
              Liabilities                            -                   -
              Partners' Capital                      -                   -

                                                      Three Months Ended
                                                          March 31,
                                                   1998                1997
                                                   ----                ----
                                                     (Amounts in Thousands)

              Revenue                            $   -              $    (38)
              Net Loss                               -                   (38)

                            PHOENIX INCOME FUND, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         The Partnership reported net income of $307,000 during the three months ended March 31, 1998, as compared to net income of $383,000 during the three months ended March 31, 1997. The Partnership reported an overall decrease in total revenues and expenses. However, the decrease in revenues exceeded the decrease in expense, generating a decrease in net income for the period.

         Total revenues decreased by $325,000 during the three months ended March 31, 1998, as compared to the same period in 1997. The decrease in total revenues is due primarily to a decrease in rental income from operating leases of $138,000 for the three months ended March 31, 1998, as compared to the same period in 1997. The decrease in rental income is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At March 31, 1998, the Partnership owned equipment with an aggregate original cost of $14 million, as compared to the $27 million of equipment owned at March 31, 1997.

         Earned income from financing leases decreased by $98,000 during the three months ended March 31, 1998, as compared to the same period in 1997. This is attributable to the decrease in the net investment in financing leases since March 31, 1997. The Partnership owned financing leases with a net investment of $1.4 million at March 31, 1998, as compared to $4.1 million at March 31, 1997. The net investment in financing leases will continue to decline over the lease term as payments are received.

         Total expenses of the Partnership decreased by $249,000 during the three months ended March 31, 1998, compared to the same period in 1997. Depreciation expense experienced the largest decrease during the three months ended March 31, 1998, as compared to the same period in 1997. Depreciation expense decreased due to the decrease in the amount of equipment owned by the Partnership, as well as, an increasing portion of the equipment portfolio having been fully depreciated.


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

         The Partnership reported net cash generated by equipment leasing and financing activities during the three months ended March 31, 1998 of $741,000, as compared to $1,559,000 during the same period in 1997. The decline in net cash generated from leasing and financing activities for the three months ended March 31, 1998, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases and principal payments from financing leases, as previously discussed in the Results of Operations.

         An additional factor contributing to the decline in net cash generated is the reduction in the amount of proceeds received from the sale of equipment for the three months ended March 31, 1998, as compared to the previous year. The Partnership received proceeds from the sale of equipment of $21,000 during the three months ended March 31, 1998, as compared to $116,000 during the three months ended March 31, 1997.

         The Partnership received distributions from joint ventures of $130,000 and $323,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease in distributions from joint ventures is attributable to one joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received.

         As of March 31, 1998, the Partnership owned equipment being held for lease with an original cost of $5,558,000 and a net book value of $28,000, as compared to equipment with an original cost of $3,847,000 and a net book value of $131,000 at March 31, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $1,691,000 and $1,695,000 during the three months ended March 31, 1998 and 1997, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $1,606,000 and $1,610,000 in cash distributions for the three months ended March 31, 1998 and 1997, respectively. The cumulative cash distributions to limited partners at March 31, 1998 is $37,304,000, as compared to $30,926,000 at March 31, 1997. The General Partner received cash distributions of $85,000 for its share of the cash distribution for the three months ended March 31, 1998 and 1997. The Partnership anticipates making distributions at a lower rate beginning with the April 15, 1998 distribution.

         As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998. During the three months ended March 31, 1998, the number of units that have been redeemed has been immaterial.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                            PHOENIX INCOME FUND, L.P.

                                 March 31, 1998

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

                                          PHOENIX INCOME FUND, L.P.
                                          -------------------------
                                                 (Registrant)

                                     BY:  PHOENIX LEASING ASSOCIATES LP,
                                          a California limited partnership,
                                          General Partner

                                          BY:  PHOENIX LEASING ASSOCIATES, INC.
                                               a Nevada corporation,
                                               General Partner


    Date                       Title                             Signature
    ----                       -----                             ---------


May 13, 1998         Senior Vice President                 /S/ GARY W. MARTINEZ
---------------      and a Director of                     --------------------
                     Phoenix Leasing Associates, Inc.      (Gary W. Martinez)



May 13, 1998         Chief Financial Officer,              /S/ HOWARD SOLOVEI
---------------      Treasurer and a Director of           --------------------
                     Phoenix Leasing Associates, Inc.      (Howard Solovei)



May 13, 1998         Senior Vice President,                /S/ BRYANT J. TONG
---------------      Financial Operations of               --------------------
                     Phoenix Leasing Associates, Inc.      (Bryant J. Tong)