Form 10QSB
period 1998-06-30
PHOENIX INCOME FUND LP
filed 1998-08-13
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

__X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                          Yes __X__           No _____

169,604 Units of Limited Partnership Interest were outstanding as of June 30, 1998.

Transitional small business disclosure format:

                          Yes _____           No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1998        1997
                                                            ----        ----
ASSETS

Cash and cash equivalents                                  $2,459     $2,693

Accounts receivable (net of allowance for
   losses on accounts receivable of $111
   and $157 at June 30, 1998 and December 31,
   1997, respectively)                                          3        206

Notes receivable (net of allowance for losses
   on notes receivable of $162 at June 30,
   1998 and December 31, 1997)                                525        812

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $5,665 and $6,141 at June 30, 1998 and
   December 31, 1997, respectively)                            64        204

Net investment in financing leases (net of
   allowance for early terminations of $90
   and $80 at June 30, 1998 and December 31,
   1997, respectively)                                      1,059      1,758

Investment in joint ventures                                  187        296

Capitalized acquisition fees (net of
   accumulated amortization of $3,553 and
   $3,508 at June 30, 1998 and December 31,
   1997, respectively)                                         69        114

Other assets                                                   60         55
                                                           ------     ------
     Total Assets                                          $4,426     $6,138
                                                           ======     ======
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                   $  423     $  508
                                                           ------     ------
     Total Liabilities                                        423        508
                                                           ------     ------
Partners' Capital
   General Partner                                           --         --

   Limited Partners, 300,000 units authorized,
     175,285 units issued and 169,604 and
     169,972 units outstanding at June 30,
     1998 and December 31, 1997, respectively               3,973      5,604

   Unrealized gains on available-for-sale
     securities                                                30         26
                                                           ------     ------
     Total Partners' Capital                                4,003      5,630
                                                           ------     ------
     Total Liabilities and Partners' Capital               $4,426     $6,138
                                                           ======     ======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                            Three Months Ended  Six Months Ended
                                                  June 30,          June 30,
                                               1998     1997      1998    1997
                                               ----     ----      ----    ----
INCOME

   Rental income                              $  281  $  494    $  603  $  942
   Earned income, financing leases                52     140       119     306
   Gain on sale of equipment                      27     149        48     182
   Equity in earnings from joint
     ventures, net                                83      36       124     102
   Interest income, notes receivable              31      49        63     134
   Other income                                   35      51        63      89
                                              ------  ------    ------  ------

     Total Income                                509     919     1,020   1,755
                                              ------  ------    ------  ------

EXPENSES

   Depreciation                                   73      72       141     237
   Amortization of acquisition fees               22      41        45      93
   Lease related operating expenses               17      11        33      81
   Management fees to General Partner             30      62        62     127
   Reimbursed administrative costs to
     General Partner                              24      57        53     123
   Provision for losses on receivables             4      24        10      24
   General and administrative expenses            32      38        62      73
                                              ------  ------    ------  ------

     Total Expenses                              202     305       406     758
                                              ------  ------    ------  ------

NET INCOME                                    $  307  $  614    $  614  $  997
                                              ======  ======    ======  ======


NET INCOME PER LIMITED
PARTNERSHIP UNIT                              $ 1.65  $ 3.12    $ 2.96  $ 4.87
                                              ======  ======    ======  ======

DISTRIBUTIONS PER LIMITED
PARTNERSHIP UNIT                              $ 3.09  $ 9.25    $12.55  $18.70
                                              ======  ======    ======  ======

ALLOCATION OF NET INCOME:
     General Partner                          $   28  $   83    $  112  $  168
     Limited Partners                            279     531       502     829
                                              ------  ------    ------  ------

                                              $  307  $  614    $  614  $  997
                                              ======  ======    ======  ======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           1998        1997
                                                           ----        ----
Operating Activities:
   Net income                                            $   614     $   997

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          141         237
       Amortization of acquisition fees                       45          93
       Gain on sale of equipment                             (48)       (182)
       Equity in earnings from joint ventures, net          (124)       (102)
       Gain on sale of securities                             (4)       --
       Provision for (recovery of) losses in
         accounts receivable                                  (9)       --
       Provision for early termination,
         financing leases                                     19          24
       Decrease (increase) in accounts receivable            212          (1)
       Decrease in accounts payable and accrued
         expenses                                            (85)       (164)
       Decrease (increase) in other assets                    (1)         41
                                                         -------     -------

Net cash provided by operating activities                    760         943
                                                         -------     -------

Investing Activities:
   Principal payments, financing leases                      679       1,774
   Principal payments, notes receivable                      287         209
   Proceeds from sale of equipment                            48         277
   Distributions from joint ventures                         233         573
   Proceeds from sale of securities                            4        --
                                                         -------     -------

Net cash provided by investing activities                  1,251       2,833
                                                         -------     -------

Financing Activities:
   Redemptions of capital                                     (3)        (10)
   Distributions to partners                              (2,242)     (3,352)
                                                         -------     -------

Net cash used by financing activities                     (2,245)     (3,362)
                                                         -------     -------

Increase (decrease) in cash and cash equivalents            (234)        414

Cash and cash equivalents, beginning of period             2,693       3,323
                                                         -------     -------

Cash and cash equivalents, end of period                 $ 2,459     $ 3,737
                                                         =======     =======





        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  General.
         -------

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

              The Partnership Agreement stipulates the methods by which income will be allocated to the General Partner and the limited partners. Such allocations will be made using income or loss calculated under Generally Accepted Accounting Principles for book purposes, which varies from income or loss calculated for tax purposes.

              The calculation of items of income and loss for book and tax purposes may result in book basis capital accounts that vary from the tax basis capital accounts. The requirement to restore any deficit capital balances by the General Partner will be determined based on the tax basis capital accounts. At liquidation of the Partnership, the General Partner's remaining book basis capital account will be reduced to zero through the allocation of income or loss.

Note 2.  Reclassification.
         ----------------

              Reclassification - Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

Note 3.  Income Taxes.
         ------------

              Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Notes Receivable.
         ----------------

              Impaired Notes Receivable. At June 30, 1998, the Partnership has investments in notes receivable, before allowance for losses, of $687,000 of which $104,000 is considered to be impaired. The Partnership has an allowance for losses of $162,000 as of June 30, 1998. The average recorded investment in impaired loans during the six months ended June 30, 1998 and 1997 was approximately $108,000 and $33,000, respectively.

              The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                               1998         1997
                                               ----         ----
                                             (Amounts In Thousands)

              Beginning balance                $162         $216
                Provision for losses             --           --
                Write downs                      --           --
                                               ----         ----
              Ending balance                   $162         $216
                                               ====         ====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

              Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,752 and 170,277 for the six months ended June 30, 1998 and 1997, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures:
         ----------------------------

Equipment Joint Venture
-----------------------

              The aggregate financial information of the equipment joint venture is presented below:

                                                   June 30,  December 31,
                                                     1998       1997
                                                     ----       ----
                                                  (Amounts in Thousands)

              Assets                                  $313      $730
              Liabilities                               77       156
              Partners' Capital                        236       574


                                          Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                            1998      1997      1998      1997
                                            ----      ----      ----      ----
                                                  (Amounts in Thousands)

              Revenue                       $374      $237      $556      $582
              Expenses                        27        97        47       181
              Net Income                     347       140       509       401

Financing Joint Ventures
------------------------

              The aggregate financial information of the financing joint venture is presented below:

                                                   June 30,  December 31,
                                                     1998       1997
                                                     ----       ----
                                                  (Amounts in Thousands)

              Assets                                  $680      $803
              Liabilities                              141       136
              Partners' Capital                        539       667

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            1998      1997      1998      1997
                                            ----      ----      ----      ----
                                                   (Amounts in Thousands)


              Revenue                       $22       $33        $48      $68
              Expenses                        4         3          8       17
              Net Income                     18        30         40       51

Foreclosed Cable Systems Joint Venture
--------------------------------------

              The aggregate financial information of the foreclosed cable systems joint venture is presented below:

                                                     June 30, December 31,
                                                      1998       1997
                                                      ----       ----
                                                   (Amounts in Thousands)

              Assets                                 $ --       $ --
              Liabilities                              --         --
              Partners' Capital                        --         --

                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                            1998      1997       1998     1997
                                            ----      ----       ----     ----
                                                   (Amounts in Thousands)

              Revenue                       $--       $ (2)      $--      $(40)
              Expenses                       --          4        --         4
              Net Loss                       --         (6)       --       (44)

                            PHOENIX INCOME FUND, L.P.

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations.
               ---------------------

Results of Operations

          The Partnership reported net income of $307,000 and $614,000 during the three and six months ended June 30, 1998, respectively, as compared to net income of $614,000 and $997,000 during the three and six months ended June 30, 1997, respectively. The Partnership reported an overall decrease in total revenues and expenses. However, the decrease in revenues exceeded the decrease in expenses, generating a decrease in net income for the period.

          Total revenues decreased by $410,000 and $735,000 during the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The decrease in total revenues is due primarily to decreases in rental income from operating leases, earned income from financing leases and gain on sale of equipment. The $213,000 and $339,000 decrease in rental income for the three and six months ended June 30, 1998, respectively, is attributable to a decrease in the amount of equipment owned. At June 30, 1998, the Partnership owned equipment with an aggregate original cost of $12.5 million, as compared to the $24 million of equipment owned at June 30, 1997.

          Earned income from financing leases decreased by $88,000 and $187,000 during the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. This is attributable to the decrease in the net investment in financing leases since June 30, 1997. The Partnership owned financing leases with a net investment of $1.1 million at June 30, 1998, as compared to $3.2 million at June 30, 1997. The net investment in financing leases will continue to decline over the lease term as payments are received.

          The Partnership reported a gain on sale of equipment of $27,000 and $48,000 for the three and six months ended June 30, 1998, respectively, compared $149,000 and $182,000 for the three and six months ended June 30, 1997, respectively. The decreased gain on sale of equipment, as well as the decrease in sales proceeds received, during 1998 is a result of a decrease in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $3.5 million for the six months ended June 30, 1998 compared to $6.7 million for the same period in 1997.

          Total expenses of the Partnership decreased by $103,000 and $352,000 during the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Most expense items decreased during the three and six months ended June 30, 1998, as compared to the same periods in 1997 due to the decrease in the amount of equipment owned by the Partnership, as well as, an increasing portion of the equipment portfolio having been fully depreciated.

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

          The Partnership reported net cash generated by equipment leasing and financing activities during the six months ended June 30, 1998 of $1,726,000, as compared to $2,926,000 during the same period in 1997. The decline in net cash generated from leasing and financing activities for the six months ended June 30, 1998, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases and principal payments from financing leases, as previously discussed in the Results of Operations.

          An additional factor contributing to the decline in net cash generated is the reduction in the amount of proceeds received from the sale of equipment for the six months ended June 30, 1998, as compared to the previous year. The Partnership received proceeds from the sale of equipment of $48,000 during the six months ended June 30, 1998, as compared to $277,000 during the six months ended June 30, 1997.

          The Partnership received distributions from joint ventures of $233,000 and $573,000 for the six months ended June 30, 1998 and 1997, respectively. The decrease in distributions from joint ventures is attributable to one joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received.

          As of June 30, 1998, the Partnership owned equipment being held for lease with an original cost of $5,115,000 and a net book value of $14,000, as compared to equipment with an original cost of $3,715,000 and a net book value of $70,000 at June 30, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

          The cash distributed to partners was $2,242,000 and $3,352,000 during the six months ended June 30, 1998 and 1997, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $2,130,000 and $3,184,000 in cash distributions for the six months ended June 30, 1998 and 1997, respectively. The cumulative cash distributions to limited partners at June 30, 1998 is $37,828,000, as compared to $32,500,000 at June 30, 1997. The General Partner received cash distributions of $112,000 and $168,000 for its share of the cash distribution for the six months ended June 30, 1998 and 1997, respectively. The Partnership made distributions at a lower rate beginning with the April 15, 1998 distribution.

          As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998.

          The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

                            PHOENIX INCOME FUND, L.P.

                                  June 30, 1998

                           Part II. Other Information.
                                    -----------------


Item 1.       Legal Proceedings.
              -----------------

              On October 28, 1997 a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fidicuary duty and breach of contract by the Companies as general partners of the Partnerships. Plaintiffs are expected to serve an amended complaint on August 14, 1998. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 2.       Changes in Securities.  Inapplicable
              ---------------------

Item 3.       Defaults Upon Senior Securities.  Inapplicable
              -------------------------------

Item 4.       Submission of Matters to a Vote of Securities Holders.
              -----------------------------------------------------
              Inapplicable

Item 5.       Other Information.  Inapplicable
              -----------------

Item 6.       Exhibits and Reports on 8-K:
              ---------------------------

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


August 12, 1998      Senior Vice President                 /S/ GARY W. MARTINEZ
---------------      and a Director of                     --------------------
                     Phoenix Leasing Associates, Inc.      (Gary W. Martinez)



August 12, 1998      Chief Financial Officer,              /S/ HOWARD SOLOVEI
---------------      Treasurer and a Director of           --------------------
                     Phoenix Leasing Associates, Inc.      (Howard Solovei)



August 12, 1998      Senior Vice President,                /S/ BRYANT J. TONG
---------------      Financial Operations of               --------------------
                     Phoenix Leasing Associates, Inc.      (Bryant J. Tong)