Form 10QSB
period 1998-09-30
PHOENIX INCOME FUND LP
filed 1998-11-12
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

  X     QUARTERLY REPORT  UNDER SECTION  13 OR 15(d) OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1998

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

169,604 Units of Limited Partnership Interest were outstanding as of September 30, 1998.

Transitional small business disclosure format:

                          Yes                 No   X
                              -----              -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1998          1997
                                                          ----          ----
ASSETS
Cash and cash equivalents                                $2,863        $2,693

Accounts receivable (net of allowance for losses
   on accounts receivable of $112 and $157 at
   September 30, 1998 and December 31, 1997,
   respectively)                                              9           206

Notes receivable (net of allowance for losses
   on notes receivable of $162 at September 30,
   1998 and December 31, 1997)                              420           812

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $3,447 and
   $6,141 at September 30, 1998 and December 31,
   1997, respectively)                                       18           204

Netinvestment in financing leases (net of allowance
   for early terminations of $90 and $80 at
   September 30, 1998 and December 31, 1997,
   respectively)                                            804         1,758

Investment in joint ventures                                133           296

Capitalized acquisition fees (net of accumulated
   amortization of $3,573 and $3,508 at September
   30, 1998 and December 31, 1997, respectively)             49           114

Other assets                                                 48            55
                                                         ------        ------

     Total Assets                                        $4,344        $6,138
                                                         ======        ======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
   Accounts payable and accrued expenses                 $  282        $  508
                                                         ------        ------

     Total Liabilities                                      282           508
                                                         ------        ------

Partners' Capital
   General Partner                                         --            --

   Limited Partners, 300,000 units authorized,
     175,285 units issued and 169,604 and
     169,972 units outstanding at September 30,
     1998 and December 31, 1997, respectively             4,042         5,604

   Unrealized gains on available-for-sale
     securities                                              20            26
                                                         ------        ------

     Total Partners' Capital                              4,062         5,630
                                                         ------        ------


     Total Liabilities and Partners' Capital             $4,344        $6,138
                                                         ======        ======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                           Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                              1998     1997       1998    1997
                                              ----     ----       ----    ----
INCOME

   Rental income                             $  624  $  336      $1,228  $1,278
   Earned income, financing leases               36      95         155     401
   Gain on sale of equipment                      4      56          52     238
   Equity in earnings from joint ventures,
     net                                         32      40         156     142
   Interest income, notes receivable             40      53         103     186
   Other income                                  35      40          97     130
                                             ------  ------      ------  ------

     Total Income                               771     620       1,791   2,375
                                             ------  ------      ------  ------

EXPENSES

   Depreciation                                  46     105         187     342
   Amortization of acquisition fees              20      35          65     128
   Lease related operating expenses               7       9          41      90
   Management fees to General Partner            37      45          99     172
   Reimbursed administrative costs to
     General Partner                             17      32          69     154
   Provision for losses on receivables         --        44          10      68
   General and administrative expenses           19      29          81     103
                                             ------  ------      ------  ------

     Total Expenses                             146     299         552   1,057
                                             ------  ------      ------  ------

NET INCOME                                   $  625  $  321      $1,239  $1,318
                                             ======  ======      ======  ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                          $ 3.31  $ 1.39      $ 6.48  $ 6.26
                                             ======  ======      ======  ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                          $ 2.94  $ 9.35      $15.86  $28.05
                                             ======  ======      ======  ======

ALLOCATION OF NET INCOME:
     General Partner                         $   28  $   84      $  140  $  252
     Limited Partners                           597     237       1,099   1,066
                                             ------  ------      ------  ------

                                             $  625  $  321      $1,239  $1,318
                                             ======  ======      ======  ======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                             1998         1997
                                                             ----         ----
Operating Activities:
--------------------
   Net income                                               $ 1,239     $ 1,318

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                             187         342
       Amortization of acquisition fees                          65         128
       Equity in earnings from joint ventures, net             (156)       (142)
       Gain on sale of equipment                                (52)       (238)
       Gain on sale of securities                                (4)       --
       Provision for (recovery of) losses in
         accounts receivable                                     (9)         34
       Provision for early termination, financing
         leases                                                  19          34
       Decrease (increase) in accounts receivable               206         (68)
       Decrease in accounts payable and accrued
         expenses                                              (226)       (113)
       Decrease in other assets                                   1          39
                                                            -------     -------

Net cash provided by operating activities                     1,270       1,334
                                                            -------     -------

Investing Activities:
--------------------
   Principal payments, financing leases                         934       2,341
   Principal payments, notes receivable                         490         379
   Proceeds from sale of equipment                               52         351
   Distributions from joint ventures                            319         815
   Proceeds from sale of securities                               4        --
   Investment in financing leases                              --           (70)
   Investment in notes receivable                               (98)       (300)
                                                            -------     -------

Net cash provided by investing activities                     1,701       3,516
                                                            -------     -------

Financing Activities:
--------------------
   Redemptions of capital                                        (3)        (13)
   Distributions to partners                                 (2,798)     (5,027)
                                                            -------     -------

Net cash used by financing activities                        (2,801)     (5,040)
                                                            -------     -------

Increase (decrease) in cash and cash equivalents                170        (190)

Cash and cash equivalents, beginning of period                2,693       3,323
                                                            -------     -------

Cash and cash equivalents, end of period                    $ 2,863     $ 3,133
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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 1998, the Partnership has investments in notes receivable, before allowance for losses, of $583,000 of which $110,000 is considered to be impaired. The Partnership has an allowance for losses of $162,000 as of September 30, 1998. The average recorded investment in impaired loans during the nine months ended September 30, 1998 and 1997 was approximately $109,000 and $86,000, respectively.

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
                                                        ====       ====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,702 and 170,213 for the nine months ended September 30, 1998 and 1997, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures:
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented below:

                                       September 30,   December 31,
                                           1998            1997
                                           ----            ----
                                           (Amounts in Thousands)

         Assets                            $146            $730
         Liabilities                         77             156
         Partners' Capital                   69             574


                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                    1998       1997      1998      1997
                                    ----       ----      ----      ----
                                           (Amounts in Thousands)

         Revenue                     $133      $320      $689      $903
         Expenses                       8       173        55       355
         Net Income                   125       147       634       548

Financing Joint Ventures
------------------------

         The aggregate financial information of the financing joint venture is presented below:

                                           September 30,   December 31,
                                               1998           1997
                                               ----           ----
                                               (Amounts in Thousands)

         Assets                                $613            $803
         Liabilities                            143             136
         Partners' Capital                      470             667

                                      Three Months Ended  Nine Months Ended
                                         September 30,      September 30,
                                        1998      1997     1998      1997
                                        ----      ----     ----      ----
                                              (Amounts in Thousands)

         Revenue                         $20      $30       $68      $99
         Expenses                          5        3        13       21
         Net Income                       15       27        55       78

Foreclosed Cable Systems Joint Venture
--------------------------------------

         The aggregate financial information of the foreclosed cable systems joint venture is presented below:

                                         September 30,   December 31,
                                             1998           1997
                                             ----           ----
                                            (Amounts in Thousands)

         Assets                              $--              $--
         Liabilities                          --               --
         Partners' Capital                    --               --

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                     1998       1997     1998        1997
                                     ----       ----     ----        ----
                                           (Amounts in Thousands)

         Revenue                    $ --        $165     $ --        $125
         Expenses                     --           7       --          11
         Net Income                   --         158       --         114

                            PHOENIX INCOME FUND, L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         The Partnership reported net income of $625,000 and $1,239,000 during the three and nine months ended September 30, 1998, respectively, as compared to net income of $321,000 and $1,318,000 during the three and nine months ended September 30, 1997, respectively. The Partnership reported an overall decrease in total revenues and expenses for the nine month period ended September 30, 1998. However, the decrease in revenues exceeded the decrease in expenses, generating a decrease in net income for the period. For the three months ended September 30, 1998, the Partnership reported an increase in total revenues due to the increase in rental income.

         Total revenues increased by $151,000 for the three months ended September 30, 1998 and decreased $584,000 during the nine months ended September 30, 1998, as compared to the same periods in 1997. The increase in total revenues for the three months ended September 30, 1998 is attributable to an increase in rental income. The $288,000 increase in rental income for the three months ended September 30, 1998 is due to settlements received from lessees who had defaulted. The increase in rental income for the three months ended September 30, 1998, compared to the same period in 1997, is partially offset by a decrease in earned income from financing leases.

         Earned income from financing leases decreased by $59,000 and $246,000 during the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. This decrease is attributable to the decline in net investment in financing leases since September 30, 1997. The Partnership had investments in financing leases of $804,000 at September 30, 1998, as compared to $2,376,000 at September 30, 1997. The net investment in financing leases will continue to decline over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         The decrease in total revenues, for the nine months ended September 30, 1998 is due primarily to decreases in earned income from financing leases, as previously discussed, and gain on sale of equipment. The Partnership reported a gain on sale of equipment of $52,000 for the nine months ended September 30, 1998, compared $238,000 for the nine months ended September 30, 1997. The decreased gain on sale of equipment, as well as the decrease in sales proceeds received, during 1998 is a result of a decrease in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $7.6 million for the nine months ended September 30, 1998 compared to $9.2 million for the same period in 1997. As a result, at September 30, 1998, the Partnership owned equipment with an aggregate original cost of $8.4 million, as compared to the $21.5 million of equipment owned at September 30, 1997.

         Total expenses of the Partnership decreased by $153,000 and $505,000 during the three and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. All expense items decreased, with depreciation expense contributing the largest decline, during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, due to the decrease in the amount of equipment owned by the Partnership. Depreciation expense decreased by $59,000 and $155,000 for the three and nine months ended

September 30, 1998, respectively, as compared to the same periods in 1997. This decrease is attributable to the decline in the amount of equipment owned as previously discussed, but additionally as a result of an increasing portion of the equipment portfolio having been fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities during the nine months ended September 30, 1998 of $2,694,000, as compared to $4,054,000 during the same period in 1997. The decline in net cash generated from leasing and financing activities for the nine months ended September 30, 1998, as compared to the same period in the previous year, is attributable to a decrease in principal payments from financing leases, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $319,000 and $815,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in distributions from joint ventures is attributable to one joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received.

         As of September 30, 1998, the Partnership owned equipment being held for lease with an original cost of $2,431,000 and a net book value of $6,000, as compared to equipment with an original cost of $3,724,000 and a net book value of $42,000 at September 30, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $2,798,000 and $5,027,000 during the nine months ended September 30, 1998 and 1997, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $2,658,000 and $4,775,000 in cash distributions for the nine months ended September 30, 1998 and 1997, respectively. The cumulative cash distributions to limited partners at September 30, 1998 is $38,357,000, as compared to $34,091,000 at September 30, 1997. The
General Partner received cash distributions of $140,000 and $252,000 for its share of the cash distribution for the nine months ended September 30, 1998 and 1997, respectively. The Partnership made distributions at a lower rate beginning with the April 15, 1998 distribution.

         As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

Impact of the Year 2000 Issue

         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computers and computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

         The General Partner has performed an assessment of the computer programs used to conduct the business of the Partnership that are subject to Year 2000 risk. The General Partner and its affiliates are currently in the process of testing, upgrading, modifying and replacing existing computer programs that have been determined not to be Year 2000 compliant. It is estimated that this project will be completed in mid 1999. However, if this project is not completed in a timely matter, the Year 2000 issue could have a material impact on the Partnership's operations. The costs of these changes are being incurred by the General Partner or its affiliates. Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations. The General Partner currently does not have a contingency plan, but will continue to evaluate the need for such plan as systems and programs are tested.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem.

         The assessments of the risks and costs of the Year 2000 issue are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and the actual results could differ materially from those estimates.

                            PHOENIX INCOME FUND, L.P.

                               September 30, 1998

                           Part II. Other Information.
                                    -----------------

Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint seeks declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs subsequently amended the Marin Action on August 14, 1998. On October 23, 1998, the Companies filed a demurrer to the Marin Action, seeking its dismissal. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

Item 2.    Changes in Securities.  Inapplicable
           ---------------------

Item 3.    Defaults Upon Senior Securities.  Inapplicable
           -------------------------------

Item 4.    Submission of Matters to a Vote of Securities Holders.  Inapplicable
           -----------------------------------------------------


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


                                          PHOENIX INCOME FUND, L.P.
                                          -------------------------
                                                 (Registrant)

                                     BY:  PHOENIX LEASING ASSOCIATES LP,
                                          a California limited partnership,
                                          General Partner

                                          BY:  PHOENIX LEASING ASSOCIATES, INC.
                                               a Nevada corporation,
                                               General Partner


    Date                       Title                             Signature
    ----                       -----                             ---------


November 11, 1998    Senior Vice President                 /S/ GARY W. MARTINEZ
-----------------    and a Director of                     --------------------
                     Phoenix Leasing Associates, Inc.      (Gary W. Martinez)



November 11, 1998    Chief Financial Officer,              /S/ HOWARD SOLOVEI
-----------------    Treasurer and a Director of           --------------------
                     Phoenix Leasing Associates, Inc.      (Howard Solovei)



November 11, 1998    Senior Vice President,                /S/ BRYANT J. TONG
-----------------    Financial Operations of               --------------------
                     Phoenix Leasing Associates, Inc.      (Bryant J. Tong)