Form 10KSB
period 1998-12-31
PHOENIX INCOME FUND LP
filed 1999-03-25
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-19063


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

The Registrant's revenue for its most recent fiscal year was $2,098,000.

As of December 31, 1998, 169,604 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                       Yes                          No     X
                           ---------                   ---------

                            PHOENIX INCOME FUND, L.P.

                         1998 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.     Business........................................................  3
Item 2.     Properties......................................................  4
Item 3.     Legal Proceedings...............................................  5
Item 4.     Submission of Matters to a Vote of Security Holders.............  5

                                     PART II

Item 5.     Market for the Registrant's Securities and Related Security
            Holder Matters..................................................  5
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  6
Item 7.     Financial Statements............................................  9
Item 8.     Disagreements on Accounting and Financial Disclosure Matters.... 24


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant.............. 24
Item 10.    Executive Compensation.......................................... 25
Item 11.    Security Ownership of Certain Beneficial Owners and Management.. 26
Item 12.    Certain Relationships and Related Transactions.................. 26


                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K. 26


Signatures.................................................................. 27

                                     PART I

Item 1.       Business.
              --------

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

         From the initial formation of the Partnership through December 31, 1998, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $90,886,000. The average initial firm term of contractual payments from equipment subject to lease was 42 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.74%. The average initial firm term of contractual payments from loans was 66 months.

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

         The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1998, approximately 92% of the leased assets owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. A significant portion of the net offering proceeds to the Partnership has been invested in capital equipment subject to Operating leases.

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

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1998, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.
              ----------

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 1998, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $9,572,000. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1998.

                                                                   Percentage of
                Asset Types                Purchase Price(1)       Total Assets
                -----------                -----------------       -------------
                                         (Amounts in Thousands)

Computer Peripherals                            $2,667                   28%
Capital Equipment Leased to Emerging Growth
  Companies                                      2,511                   26
Furniture and Fixtures                           1,776                   19
Small Computer Systems                             720                    7
Financing of Emerging Growth Companies             552                    6
Financing to Businesses                            855                    9
Telecommunications                                 255                    3
Miscellaneous                                      236                    2
                                                ------                  ---

TOTAL                                           $9,572                  100%
                                                ======                  ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $1,095,000, financing joint ventures of $290,000, cost of equipment on financing leases of $2,404,000 and original cost of outstanding loans of $1,116,000 at December 31, 1998.

Item 3.       Legal Proceedings.
              -----------------

         The Registrant is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

         No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.


                                     PART II

Item 5.       Market for the Registrant's Securities and Related Security Holder
              ------------------------------------------------------------------
              Matters.
              -------

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate number of equity security investments:

                                                       Number of Unit Holders
                     Title of Class                    as of December 31, 1998
              ----------------------------             -----------------------

              Limited Partners                                   3,798
              General Partner                                        1

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------


Results of Operations

         Phoenix Income Fund, L.P., (the Partnership) reported net income of $1,444,000 and $1,721,000 during the years ended December 31, 1998 and 1997, respectively. The Partnership reported an overall decrease in total revenues and expenses for the year ended December 31, 1998. However, the decreases in revenues exceeded the decreases in expenses, generating a decrease in net income for the year ended December 31, 1998, compared to the previous year.

         Total revenues decreased by $935,000 during 1998, as compared to the same period in the previous year. The decrease in total revenues is due primarily to decreases in rental income, earned income from financing leases, gain on sale of equipment and interest income from notes receivable. Rental income decreased by $136,000 during 1998, as compared to the same period in the previous year. The decrease in rental income is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At December 31, 1998, the Partnership owned equipment with an aggregate original cost of $7 million, as compared to the $16 million of equipment owned at December 31, 1997.

         Earned income from financing leases decreased by $287,000 during the year ended December 31, 1998, as compared to the same period in 1997. This decrease is attributable to the decrease in the net investment in financing leases since December 31, 1997. The Partnership owned financing leases with a net investment of $351,000 at December 31, 1998, as compared to $1.8 million at December 31, 1997. The net investment in financing leases will continue to decline over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         Gain on sale of equipment decreased by $270,000 during the year ended December 31, 1998, as compared to the previous year. The decreased gain on sale of equipment, as well as the decrease in sales proceeds received during 1998, is a result of an decrease in sales activity of the Partnership's equipment portfolio. The Partnership sold equipment with an aggregate original cost of $8.9 million for the year ended December 31, 1998 compared to $14.7 million for the same period in 1997.

         Interest income from notes receivable decreased by $125,000 for the year ended December 31, 1998, compared to 1997. The decrease in interest income from notes receivable, for the year ended December 31, 1998, compared to 1997, is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $271,000 at December 31, 1998, compared to $812,000 at December 31, 1997. Additionally, no new investments were made during the year ended December 31 1998 to mitigate the decline in the net investment in notes receivable. During the year ended December 31, 1997, the Partnership made new investments in notes receivable of $300,000.

         Total expenses of the Partnership decreased by $658,000 during the year ended December 31, 1998, compared to the same period in the previous year. All expense items decreased, with depreciation expense contributing the largest decline. The decrease in depreciation expense is primarily due to the decrease in the amount of equipment owned by the Partnership, as well as, an increasing portion of the equipment portfolio having been fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities for the year ended December 31, 1998 and 1997 of $3,309,000 and $5,040,000, respectively. The decline in net cash generated from leasing and financing activities for the years ended December 31, 1998 is attributable to decrease in principal payments from financing leases of $1,595,000.

         The Partnership received distributions from joint ventures of $356,000 and $1,012,000 for the year ended December 31, 1998 and 1997, respectively. The decrease in distributions from joint ventures, for the year ended December 31, 1998, is attributable to one joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received. The increased distributions from joint ventures, during the year 1997, is attributable to one joint venture having paid its outstanding debt in full in November 1996. Previously, any excess cash flow generated by this joint venture was being used to pay off the outstanding debt. The excess cash flow generated by this joint venture is currently being distributed to the Partnership and the other venturers.

         As of December 31, 1998, the Partnership owned equipment being held for lease with an original cost of $2,859,000 and a net book value of $31,000, as compared to equipment with an original cost of $3,617,000 and a net book value of $30,000 at December 31, 1997. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $3,361,000 and $6,718,000 for the years ended December 31, 1998 and 1997, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $3,193,000 and $6,382,000 in cash distributions for the years ended December 31, 1998 and 1997, respectively. The cumulative cash distributions to limited partners is $38,891,000 and $35,698,000 at December 31, 1998 and 1997, respectively. The General Partner received cash distributions of $168,000 and $336,000 for its share of the cash distribution for the years ended December 31, 1998 and 1997, respectively. The Partnership made distributions at a lower rate beginning with the April 15, 1998 distribution. The Partnership plans to make its next distribution in December of 1999.

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

Impact of the Year 2000 Issue

         The General Partner has appointed ReSource/Phoenix, Inc. an affiliate of the General Partner, to manage its Year 2000 project.

         Resource/Phoenix has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. If the Year 2000 project is not completed in a timely manner, the Year 2000 issue could have a material impact on the Partnership's operations. The Y2K Project Team, however, has identified Y2K risks and issues and the remediation procedures which need to be implemented. The Y2K Project Team has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timelines.

         Installation of any remediation changes to software and hardware is planned to be completed by June 30, 1999.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                            PHOENIX INCOME FUND, L.P.
                            -------------------------

                          YEAR ENDED DECEMBER 31, 1998
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Income Fund, L.P.:

We have audited the  accompanying  balance sheet of Phoenix Income Fund, L.P. (a
California limited partnership) as of December 31, 1998, and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Income Fund, L.P. as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 22, 1999

                            PHOENIX INCOME FUND, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                               December 31, 1998
                                                               -----------------
ASSETS


Cash and cash equivalents                                            $3,050

Accounts receivable (net of allowance for losses on accounts
   receivable of $109)                                                   23

Notes receivable (net of allowance for losses on notes
   receivable of $162)                                                  271

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $3,309)                                   38

Net investment in financing leases (net of allowance for
   early terminations of $89)                                           351

Investment in joint ventures                                            115

Capitalized acquisition fees (net of accumulated amortization of
   $3,596)                                                               26

Other assets                                                             39
                                                                     ------

     Total Assets                                                    $3,913
                                                                     ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                             $  213
                                                                     ------

     Total Liabilities                                                  213
                                                                     ------

Partners' Capital:

   General Partner                                                      --

   Limited Partners, 300,000 units authorized, 175,285 units
      issued and 169,604 units outstanding                            3,685

   Accumulated other comprehensive income                                15
                                                                     ------

     Total Partners' Capital                                          3,700
                                                                     ------

     Total Liabilities and Partners' Capital                         $3,913
                                                                     ======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                        1998         1997
                                                        ----         ----
INCOME

   Rental income                                      $ 1,429     $ 1,565
   Earned income, financing leases                        193         480
   Gain on sale of equipment                               51         321
   Interest income, notes receivable                      115         240
   Equity in earnings from joint ventures                 175         261
   Other income                                           135         166
                                                      -------     -------

     Total Income                                       2,098       3,033
                                                      -------     -------

EXPENSES

   Depreciation                                           197         417
   Amortization of acquisition fees                        88         162
   Lease related operating expenses                        44          95
   Management fees to General Partner                     128         216
   Reimbursed administrative costs to
     General Partner                                       86         181
   Provision for losses on receivables                     10         111
   General and administrative expenses                    101         130
                                                      -------     -------

     Total Expenses                                       654       1,312
                                                      -------     -------

NET INCOME                                              1,444       1,721

Other comprehensive income:

   Unrealized gains on securities:
     Unrealized holding gains arising during period        (7)        (11)
     Less:  reclassification adjustment for gains
       included in net income                              (4)        --
                                                      -------     -------

Other comprehensive income                                (11)        (11)
                                                      -------     -------

COMPREHENSIVE INCOME                                  $ 1,433     $ 1,710
                                                      =======     =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $  7.52     $  8.14
                                                      =======     =======

ALLOCATION OF NET INCOME:
   General Partner                                    $   168     $   337
   Limited Partners                                     1,276       1,384
                                                      -------     -------

                                                      $ 1,444     $ 1,721
                                                      =======     =======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)

                                                                       Accumulated
                                        General                           Other
                                       Partner's   Limited Partners'  Comprehensive  Total
                                        Amount     Units      Amount     Income      Amount
                                       ---------   -----------------  -------------  ------

Balance, December 31, 1996             $     (1)   170,316   $ 10,618   $     37   $ 10,654

Redemptions of capital                     --         (344)       (16)      --          (16)

Distributions to partners ($37.51 per
   limited partnership unit)               (336)      --       (6,382)      --       (6,718)

Other comprehensive income                 --         --         --          (11)       (11)

Net income                                  337       --        1,384       --        1,721
                                       --------   --------   --------   --------   --------

Balance, December 31, 1997                 --      169,972      5,604         26      5,630

Redemptions of capital                     --         (368)        (2)      --           (2)

Distributions to partners ($18.82 per
   limited partnership unit)               (168)      --       (3,193)      --       (3,361)

Other comprehensive income                 --         --         --          (11)       (11)

Net income                                  168       --        1,276       --        1,444
                                       --------   --------   --------   --------   --------

Balance, December 31, 1998             $   --      169,604   $  3,685   $     15   $  3,700
                                       ========   ========   ========   ========   ========

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                         1998      1997
                                                         ----      ----
Operating Activities:
--------------------

   Net income                                          $ 1,444   $ 1,721
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                        197       417
       Amortization of acquisition fees                     88       162
       Gain on sale of equipment                           (51)     (321)
       Equity in earnings from joint ventures             (175)     (261)
       Gain on sale of securities                           (4)     --
       Provision for early termination, financing
         leases                                             19        40
       Provision for (recovery of) losses on
         accounts receivable                                (9)       71
       Decrease (increase) in accounts receivable          192      (152)
       Decrease in accounts payable and accrued
         expenses                                         (295)     (176)
       Decrease in other assets                              5        57
                                                       -------   -------

   Net cash provided by operating activities             1,411     1,558
                                                       -------   -------

Investing Activities:
--------------------
   Principal payments, financing leases                  1,357     2,952
   Principal payments, notes receivable                    541       530
   Proceeds from sale of equipment                          51       435
   Distributions from joint ventures                       356     1,012
   Proceeds from sale of securities                          4      --
   Investment in financing leases                         --         (68)
   Investment in notes receivable                         --        (300)
   Payment of acquisition fees                            --         (15)
                                                       -------   -------

   Net cash provided by investing activities             2,309     4,546
                                                       -------   -------

Financing Activities:
--------------------
   Distributions to partners                            (3,361)   (6,718)
   Redemptions of capital                                   (2)      (16)
                                                       -------   -------

   Net cash used in financing activities                (3,363)   (6,734)
                                                       -------   -------

Increase (decrease) in cash and cash
  equivalents                                              357      (630)

Cash and cash equivalents, beginning of period           2,693     3,323
                                                       -------   -------

Cash and cash equivalents, end of period               $ 3,050   $ 2,693
                                                       =======   =======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


Note 1.       Organization and Partnership Matters.
              ------------------------------------

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

         A schedule of compensation due and distributions made to the General Partner for the years ended December 31 follows:

                                                       1998        1997
                                                       ----        ----
                                                    (Amounts in Thousands)
         Management fees                               $128        $216
         Acquisition fees                               --           15
         Cash distributions                             168         336
                                                       ----        ----

              Total                                    $296        $567
                                                       ====        ====

         Redemptions of Limited Partner units will only be made to the extent permitted by applicable laws and regulations, the Partnership Agreement and if, in the opinion of the General Partner, it is in the best interest of the Partnership. In addition, redemptions will not be made if such redemptions would cause the Partnership to be categorized as a publicly traded partnership for federal income tax purposes. As provided by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998.

         The Partnership will acquire such limited partnership units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. Redemptions retained by the Partnership were $0 and $2,000 during the years ended December 31, 1998 and 1997, respectively. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


Note 2.       Summary of Significant Accounting Policies.
              ------------------------------------------

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

         Rental income for the year is determined on a straight-line basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

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

         Investment in Available-for-Sale Securities. The Partnership has investments in stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported as other comprehensive income.

         Reclassification. Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

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

         Comprehensive Income. As of January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the Partnership, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.


Note 3.       Accounts Receivable.
              -------------------

         Accounts receivable consist of the following at December 31:

                                                                  1998
                                                                  ----
                                                          (Amounts in Thousands)

         Lease payments                                          $  95
         Property and sales taxes                                   35
         Interest                                                    2
                                                                 -----
                                                                   132
         Less:  allowance for losses on accounts receivable       (109)
                                                                 -----
           Total                                                 $  23
                                                                 =====


Note 4.    Notes Receivable.
           ----------------

         Notes receivable consist of the following at December 31:

                                                                   1998
                                                                   ----
                                                          (Amounts in Thousands)

         Note receivable from emerging growth company with
           stated interest of 14% per annum, receivable in
           installments of 49 months, collateralized by a
           security interest in the equipment financed.           $  32

         Notes receivable from other businesses with stated
           interest ranging from 16% to 25% per annum,
           receivable in installments ranging from 37 to
           72 months, collateralized by the equipment
           financed.                                                401
                                                                  -----
                                                                    433
         Less:  allowance for losses on notes receivable           (162)
                                                                  -----
           Total                                                  $ 271
                                                                  =====

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                          (Amounts in Thousands)

         1999.............................................       $ 238
         2000.............................................         135
         2001.............................................           5
         2002.............................................         -
         2003.............................................         -
         Thereafter.......................................         -
                                                                 -----

         Total minimum payments to be received............         378
         Impaired notes receivable........................          98
         Less:  unearned interest.........................         (43)
         Less:  allowance for losses......................        (162)
                                                                 -----

         Net investment in notes receivable...............       $ 271
                                                                 =====

         At December 31, 1998, the recorded investment in notes that are considered to be impaired was $98,000 for which there is no related allowance for losses. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $106,000 and $94,000, respectively. The Partnership recognized $6,000 and $13,000 of interest income on impaired notes receivable during the years ended December 31, 1998 and 1997, respectively.

         The activity in the allowance for losses on notes receivable during the year ended December 31, is as follows:

                                                     1998         1997
                                                     ----         ----
                                                   (Amounts in Thousands)

         Beginning balance                          $ 162        $ 216
           Write downs                               --            (54)
                                                    -----        -----
         Ending balance                             $ 162        $ 162
                                                    =====        =====


Note 5.    Equipment on Operating Leases and Investment in Financing Leases.
           ----------------------------------------------------------------

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

         The net investment in financing leases consists of the following at December 31:

                                                                  1998
                                                                  ----
                                                         (Amounts in Thousands)

         Minimum lease payments to be received                   $ 483
         Less:  unearned income                                    (43)
                allowance for early termination                    (89)
                                                                 -----

         Net investment in financing leases                      $ 351
                                                                 =====

         Minimum  rentals  to  be  received  on  noncancellable   operating  and
financing leases for the years ended December 31 are as follows:

                                                           Operating   Financing
                                                           ---------   ---------
                                                          (Amounts in Thousands)

         1999...........................................      $132       $358
         2000...........................................        23        125
         2001...........................................       -          -
         2002...........................................       -          -
         2003...........................................       -          -
                                                              ----       ----

         Totals.........................................      $155       $483
                                                              ====       ====

         The net book value of equipment held for lease at December 31, 1998 amounted to $31,000.


Note 6.       Investment in Joint Ventures.
              ----------------------------

Equipment Joint Venture
-----------------------

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

         An analysis of the Partnership's investment account in the equipment joint venture is as follows:

                                                                         Net
                 Net Investment                                      Investment
                  at Beginning               Equity in                 at End
Date               of Period   Contributions Earnings  Distributions  of Period
----             ------------- ------------- --------- -------------  ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1997   $823          $  0        $233        $930        $126
                      ====          ====        ====        ====        ====

Year Ended
  December 31, 1998   $126          $  0        $159        $273        $ 12
                      ====          ====        ====        ====        ====

         The aggregate financial information of the equipment joint venture is presented as follows:

                                                      December 31, 1998
                                                      -----------------
                                                   (Amounts in Thousands)

         Assets                                             $184
         Liabilities                                         117
         Partners' Capital                                    67

                                                For the Years Ended December 31,
                                                     1998             1997
                                                     ----             ----
                                                     (Amounts in Thousands)

         Revenue                                    $  766          $1,129
         Expenses                                       59              78
         Net Income                                    707           1,051

         As of December 31, 1998, the Partnership's pro rata interest in the equipment joint venture's net book value of off-lease equipment was $0.

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in the gross receipts of the Joint Venture. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture
-----------------------

         The Partnership owns a 25% interest in Phoenix Joint Venture 1994-2, a financing joint venture. The investment is accounted for using the equity method of accounting. The other partners of the venture are entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the financing joint venture is as follows:

                                                                        Net
                 Net Investment                                      Investment
                  at Beginning               Equity in                 at End
Date               of Period   Contributions Earnings  Distributions  of Period
----             ------------- ------------- --------- -------------  ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1997   $223          $  0        $ 28        $ 81        $170
                      ====          ====        ====        ====        ====

Year Ended
  December 31, 1998   $170          $  0        $ 16        $ 83        $103
                      ====          ====        ====        ====        ====

         The aggregate financial information of the financing joint venture is presented as follows:

                                                      December 31, 1998
                                                      -----------------
                                                   (Amounts in Thousands)

         Assets                                             $550
         Liabilities                                         151
         Partners' Capital                                   399

                                                For the Years Ended December 31,
                                                      1998            1997
                                                      ----            ----
                                                     (Amounts in Thousands)

         Revenue                                      $ 85           $127
         Expenses                                       17             25
         Net Income                                     68            102

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in gross payments received for the financing joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Foreclosed Cable Systems Joint Venture
--------------------------------------

         The Partnership owned a 0.67% interest in a foreclosed cable systems joint venture, Phoenix Grassroots Cable System, LLC, along with other partnerships managed by the General Partner and its affiliates. This cable system was sold during 1996 and the joint venture was closed during 1997. The Partnership foreclosed upon certain assets of a cable television operator to whom the Partnership, along with other affiliated partnerships managed by the General Partner, had extended credit. The partnerships' notes receivables and assets were exchanged for interests (their capital contribution), on a pro rata basis, in a newly formed joint venture owned by the partnerships and managed by the General Partner. Title to the cable television system was held by the joint venture. This investment was accounted for using the equity method of accounting.

         An analysis of the Partnership's net investment in a foreclosed cable system joint venture is as follows:

                                                                        Net
                 Net Investment                                      Investment
                  at Beginning               Equity in                 at End
Date               of Period   Contributions Earnings  Distributions  of Period
----             ------------- ------------- --------- -------------  ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1997   $  1          $  0        $  0        $  1        $  0
                      ====          ====        ====        ====        ====

         The aggregate financial information of the foreclosed cable system joint venture is presented as follows:

                                                 For the Year Ended December 31,
                                                              1997
                                                              ----
                                                     (Amounts in Thousands)

         Revenue                                              $125
         Expenses                                               11
         Net Income                                            114

         Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provided day to day management services in connection with the operation of the foreclosed cable system joint venture. The foreclosed cable system joint venture paid a management fee equal to four and one-half percent of the System's monthly gross revenues for these services. Revenues subject to a management fee at the joint venture level were not subject to management fees at the Partnership level.

Note 7.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                  1998
                                                                  ----
                                                          (Amounts in Thousands)

         Equipment lease operations                               $110
         Security deposits                                          64
         General Partner and affiliates                             15
         Other                                                      24
                                                                  ----

              Total                                               $213
                                                                  ====


Note 8.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1998:

                              Reported Amounts    Tax Basis      Net Difference
                              ----------------    ---------      --------------
                                            (Amounts in Thousands)

         Assets                     $3,913          $4,640          $ (727)
         Liabilities                   213             120              93


Note 9.       Related Entities.
              ----------------

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


Note 10.      Reimbursed Costs to the General Partner and Affiliates.
              ------------------------------------------------------

         The General Partner and affiliates incur certain administrative costs such as data processing, investor and lessee communications, lease administration, accounting, equipment storage and equipment remarketing, which is reimbursed by the Partnership. These expenses incurred by the General Partner and affiliates are to be reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services.

         The reimbursed administrative costs to the General Partner were $86,000 and $181,000 for the years ended December 31, 1998 and 1997, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1998 and 1997 were $42,000 and $46,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 11.      Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,677 and 170,156 for the years ended December 31, 1998 and 1997, respectively. For purposes of allocating income
(loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.

Note 12.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate the fair value.

Item 8.       Disagreements on Accounting and Financial Disclosure Matters.
              ------------------------------------------------------------

         None.


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.
              --------------------------------------------------

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

         GUS CONSTANTIN, age 61, is President and a Director of PLA. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 48, is Senior Vice President and a Director of PLA. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 37, is the Chief Financial Officer, Treasurer and a Director of PLA. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         BRYANT J. TONG, age 44, is Senior Vice President, Financial Operations of PLA. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV and
              Phoenix Leasing Cash Distribution Fund III

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 1998, all such required reports were filed on a timely basis.

Certain Legal Proceedings.

         On October 28, 1997, a Class Action Complaint (the "Complaint") was filed against Phoenix Leasing Inc., Phoenix Leasing Associates, II and III L.P., Phoenix Securities Inc. and Phoenix American Inc. (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the Complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case is currently in transit. Defendants have not yet responded to the Complaint.
Discovery has not commenced. The Companies intend to vigorously defend the Complaint.


Item 10.      Executive Compensation.
              ----------------------

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
                                                               (Amounts in Thousands)

Phoenix Leasing
  Associates LP              General Partner            $   128(1)                    $   -                    $   -
                                                         ======                        =====                    ====

(1)  consists of management fees.

                                     PART IV

Item 11.      Security Ownership of Certain Beneficial Owners and Management.
              --------------------------------------------------------------

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


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.


Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 1998                        11
              Statements of Operations and Comprehensive Income
                for the Years Ended December 31, 1998 and 1997             12
              Statements of Partners' Capital for the Years
                Ended December 31, 1998 and 1997                           13
              Statements of Cash Flows for the Years Ended
                December 31, 1998 and 1997                                 14
              Notes to Financial Statements                             15-23

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1998.

(c)      Exhibits

         21.  Additional Exhibits

                a) Balance Sheets of Phoenix Leasing Associates, Inc.   E21  1-4
                   Balance Sheets of Phoenix Leasing Associates L.P.    E21  5-8

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


         Date:  March 24, 1999      By:    /S/ GUS CONSTANTIN
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

       Signature                      Title                         Date
       ---------                      -----                         ----


/S/ GUS CONSTANTIN         President and a Director            March 24, 1999
-------------------------  of Phoenix Leasing Associates, Inc. --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ       Senior Vice President and           March 24, 1999
-------------------------  a Director of                       --------------
(Gary W. Martinez)         Phoenix Leasing Associates, Inc.


/S/ HOWARD SOLOVEI         Chief Financial Officer,            March 24, 1999
-------------------------  Treasurer and Director of           --------------
(Howard Solovei)           Phoenix Leasing Associates, Inc.


/S/ BRYANT J. TONG         Senior Vice President,              March 24, 1999
-------------------------  Financial Operations of             --------------
(Bryant J. Tong)           Phoenix Leasing Associates, Inc.