Form 10QSB
period 1999-03-31
PHOENIX INCOME FUND LP
filed 1999-05-13
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

  X     QUARTERLY REPORT  UNDER SECTION  13 OR 15(d) OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

169,587 Units of Limited Partnership Interest were outstanding as of March 31, 1999.

Transitional small business disclosure format:

                          Yes                 No   X
                              -----              -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31,  December 31,
                                                           1999         1998
                                                           ----         ----
ASSETS
Cash and cash equivalents                                 $3,449      $3,050

Accounts receivable (net of allowance for losses on
   accounts receivable of $106 and $109 at March 31,
   1999 and December 31, 1998, respectively)                  66          23

Notes receivable (net of allowance for losses on
   notes receivable of $162 at March 31, 1999 and
   December 31, 1998)                                        192         271

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $3,255 and
   $3,309 at March 31, 1999 and December 31, 1998,
   respectively)                                             114          38

Netinvestment in financing leases (net of allowance
   for early terminations of $89 at March 31, 1999
   and December 31, 1998)                                     16         351

Investment in joint ventures                                  84         115

Capitalized acquisition fees (net of accumulated
   amortization of $3,610 and $3,596 at March 31,
   1999 and December 31, 1998, respectively)                  12          26

Other assets                                                  26          39
                                                          ------      ------

     Total Assets                                         $3,959      $3,913
                                                          ======      ======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
   Accounts payable and accrued expenses                  $  139      $  213
                                                          ------      ------

     Total Liabilities                                       139         213
                                                          ------      ------

Partners' Capital
   General Partner                                          --          --

   Limited Partners, 300,000 units authorized,
     175,285 units issued and 169,587 and 169,604
     units outstanding at March 31, 1999 and
     December 31, 1998, respectively                       3,814       3,685

   Accumulated other comprehensive income                      6          15
                                                          ------      ------

     Total Partners' Capital                               3,820       3,700
                                                          ------      ------


     Total Liabilities and Partners' Capital              $3,959      $3,913
                                                          ======      ======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                               1999        1998
                                                               ----        ----
INCOME
   Rental income                                               $ 124      $ 343
   Earned income, financing leases                                21         68
   Equity in earnings from joint ventures, net                     8         41
   Interest income, notes receivable                              18         32
   Other income                                                   41         27
                                                               -----      -----

     Total Income                                                212        511
                                                               -----      -----

EXPENSES
   Depreciation                                                    3         68
   Amortization of acquisition fees                               14         23
   Lease related operating expenses                               12         17
   Management fees to General Partner                             17         32
   Reimbursed administrative costs to General Partner             17         28
   Provision for losses on receivables                           --           6
   General and administrative expenses                            20         30
                                                               -----      -----

     Total Expenses                                               83        204
                                                               -----      -----

NET INCOME                                                       129        307

Other comprehensive income:
   Unrealized losses on securities:
     Unrealized holding losses arising during period              (9)        (8)
     Less: reclassification adjustment for losses
           included in net income                                --         --
                                                               -----      -----
Other comprehensive income                                        (9)        (8)
                                                               -----      -----

COMPREHENSIVE INCOME                                           $ 120      $ 299
                                                               =====      =====


NET INCOME PER LIMITED PARTNERSHIP UNIT                        $ .76      $1.31
                                                               =====      =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                     $ --       $9.46
                                                               =====      =====

ALLOCATION OF NET INCOME:
     General Partner                                           $ --       $  84
     Limited Partners                                            129        223
                                                               -----      -----

                                                               $ 129      $ 307
                                                               =====      =====

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                1999      1998
                                                                ----      ----
Operating Activities:
--------------------
   Net income                                                 $   129   $   307

   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                 3        68
       Amortization of acquisition fees                            14        23
       Equity in earnings from joint ventures, net                 (8)      (41)
       Gain on sale of equipment                                  (12)      (21)
       Provision for early termination, financing leases          --          6
       Decrease (increase) in accounts receivable                 (43)       43
       Decrease in accounts payable and accrued expenses          (74)     (145)
       Decrease in other assets                                     4         4
                                                              -------   -------

Net cash provided by operating activities                          13       244
                                                              -------   -------

Investing Activities:
--------------------
   Principal payments, financing leases                           256       345
   Principal payments, notes receivable                            79       152
   Proceeds from sale of equipment                                 12        21
   Distributions from joint ventures                               39       130
                                                              -------   -------

Net cash provided by investing activities                         386       648
                                                              -------   -------

Financing Activities:
--------------------
   Redemptions of capital                                        --          (2)
   Distributions to partners                                     --      (1,691)
                                                              -------   -------

Net cash used in financing activities                            --      (1,693)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                  399      (801)

Cash and cash equivalents, beginning of period                  3,050     2,693
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 3,449   $ 1,892
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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At March 31, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $354,000 of which $87,000 is considered to be impaired. The Partnership has an allowance for losses of $162,000 as of March 31, 1999. The average recorded investment in impaired loans during the three months ended March 31, 1999 and 1998 was approximately $87,000 and $113,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                                        1999      1998
                                                        ----      ----
                                                    (Amounts In Thousands)
          Beginning balance                             $162      $162
               Provision for losses                      --        --
               Write downs                               --        --
                                                        ----      ----
          Ending balance                                $162      $162
                                                        ====      ====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,587 and 169,853 for the three months ended March 31, 1999 and 1998, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures:
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented below:

                                                 March 31,         December 31,
                                                   1999                1998
                                                   ----                ----
                                                    (Amounts in Thousands)

         Assets                                    $101                $184
         Liabilities                                 65                 117
         Partners' Capital                           36                  67


                                                      Three Months Ended
                                                           March 31,
                                                   1999                1998
                                                   ----                ----
                                                    (Amounts in Thousands)

         Revenue                                   $101                $181
         Expenses                                     9                  20
         Net Income                                  92                 161

Financing Joint Ventures
------------------------

         The aggregate financial information of the financing joint venture is presented below:

                                                 March 31,         December 31,
                                                   1999                1998
                                                   ----                ----
                                                    (Amounts in Thousands)

         Assets                                    $466                $550
         Liabilities                                144                 151
         Partners' Capital                          322                 399

                                                      Three Months Ended
                                                           March 31,
                                                   1999                1998
                                                   ----                ----
                                                    (Amounts in Thousands)

          Revenue                                  $  1                $ 25
          Expenses                                   51                   4
          Net Income (Loss)                         (50)                 21

                            PHOENIX INCOME FUND, L.P.

Item 2.       Management's Discussion and  Analysis of  Financial Condition and
              -----------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         The Partnership reported net income of $129,000 during the three months ended March 31, 1999, as compared to net income of $307,000 during the three months ended March 31, 1998. The Partnership reported an overall decrease in total revenues and expenses. However, the decreases in revenues exceeded the decreases in expenses, generating a decrease in net income for the period.

         Total  revenues  decreased by $299,000 for the three months ended March
31, 1999, as compared to the same period in 1998. The decrease in total revenues for the three months ended March 31, 1999 is primarily due to decreases in rental income, earned income from financing leases and interest income from notes receivable. The $219,000 decrease in rental income for the three months ended March 31, 1999 is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At March 31, 1999, the Partnership owned equipment with an aggregate original cost of $5.6 million, as compared to the $14 million of equipment owned at March 31, 1998.

         Earned income from financing leases decreased by $47,000 during the three months ended March 31, 1999, as compared to the same period in 1998. This decrease is attributable to the decrease in net investment in financing leases since March 31, 1998. The Partnership had investments in financing leases with a net investment of $16,000 at March 31, 1999, as compared to $1,407,000 at March 31, 1998. The net investment in financing leases will continue to decline over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         Interest income from notes receivable decreased by $14,000 for the three months ended March 31, 1999, compared to 1998. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $192,000 at March 31, 1999, compared to $660,000 at March 31, 1998. Additionally, no new investments were made during the three months ended March 31, 1999 to mitigate the decline in the net investment in notes receivable.

         Total expenses of the Partnership decreased by $121,000 during the three months ended March 31, 1999, compared to the same period in 1998. All expense items decreased, with depreciation expense contributing the largest decline due to the decrease in the amount of equipment owned by the Partnership. Depreciation expense decreased by $65,000 for the three months ended March 31, 1999, as compared to the same period in 1998. This decrease is attributable to the decline in the amount of equipment owned as previously discussed, but additionally as a result of an increasing portion of the equipment portfolio having been fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities during the three months ended March 31, 1999 of $348,000, as compared to $741,000 during the same period in 1998. The decline in net cash generated from leasing and financing activities for the three months ended March 31, 1999, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases, principal payments from financing leases and principal payments from notes receivable, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $39,000 and $130,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in distributions from joint ventures is attributable to one joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received.

         As of March 31, 1999, the Partnership owned equipment being held for lease with an original cost of $2,948,000 and a net book value of $109,000, as compared to equipment with an original cost of $5,558,000 and a net book value of $28,000 at March 31, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $0 and $1,691,000 during the three months ended March 31, 1999 and 1998, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 and $1,606,000 in cash distributions for the three months ended March 31, 1999 and 1998, respectively. The cumulative cash distributions to limited partners at March 31, 1999 is $38,891,000, as compared to $37,304,000 at March 31, 1998. The General Partner received cash distributions of $0 and $85,000 for its share of the cash distribution for the three months ended March 31, 1999 and 1998, respectively. The Partnership plans to make its next distribution in December 1999.

         As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

Impact of the Year 2000 Issue

         ReSource/Phoenix, Inc. ("ReSource/Phoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such Resource/Phoenix manages the Year 2000 project on behalf of the General Partner.

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to software and hardware is planned to be completed by September 15, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                            PHOENIX INCOME FUND, L.P.

                                 March 31, 1999

                           Part II. Other Information.
                                    -----------------

Item 1.       Legal Proceedings.
              -----------------

         On October 28, 1997, a Class Action Complaint was filed against Phoenix Leasing Incorporated, Phoenix Leasing Associates, II and III LP., Phoenix Securities Inc. and Phoenix American Incorporated (the "Companies") in California Superior Court for the County of Sacramento by eleven individuals on behalf of investors in Phoenix Leasing Cash Distribution Funds I through V (the "Partnerships"). The Companies were served with the Complaint on December 9, 1997. The Complaint sought declaratory and other relief including accounting, receivership, imposition of a constructive trust and judicial dissolution and winding up of the Partnerships, and damages based on fraud, breach of fiduciary duty and breach of contract by the Companies as general partners of the Partnerships.

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Marin Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the"Sacramento Action").

         Plaintiffs have amended the Marin Action twice. Defendants have not yet answered the complaint and may file a demurrer to dismiss the claims. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

         In February 1999, plaintiffs requested a transfer of the Sacramento Action to Marin County. The Court granted that request, and the case was transferred in March 1999. Defendants have not yet responded to the Complaint. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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


                                          PHOENIX INCOME FUND, L.P.
                                          -------------------------
                                                 (Registrant)

                                     BY:  PHOENIX LEASING ASSOCIATES LP,
                                          a California limited partnership,
                                          General Partner

                                          BY:  PHOENIX LEASING ASSOCIATES, INC.
                                               a Nevada corporation,
                                               General Partner


    Date                       Title                             Signature
    ----                       -----                             ---------


May 13, 1999         Senior Vice President                 /S/ GARY W. MARTINEZ
------------         and a Director of                     --------------------
                     Phoenix Leasing Associates, Inc.      (Gary W. Martinez)



May 13, 1999         Chief Financial Officer,              /S/ HOWARD SOLOVEI
------------         Treasurer and a Director of           --------------------
                     Phoenix Leasing Associates, Inc.      (Howard Solovei)



May 13, 1999         Senior Vice President,                /S/ BRYANT J. TONG
------------         Financial Operations of               --------------------
                     Phoenix Leasing Associates, Inc.      (Bryant J. Tong)