Form 10QSB
period 1999-06-30
PHOENIX INCOME FUND LP
filed 1999-08-13
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

  X     QUARTERLY REPORT  UNDER SECTION  13 OR 15(d) OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

169,587 Units of Limited Partnership Interest were outstanding as of June 30, 1999.

Transitional small business disclosure format:

                          Yes                 No   X
                              -----              -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1999        1998
                                                            ----        ----
ASSETS
Cash and cash equivalents                                  $3,855      $3,050

Accounts receivable (net of allowance for losses on
   accounts receivable of $106 and $109 at June 30, 1999
   and December 31, 1998, respectively)                         1          23

Notes receivable (net of allowance for losses on notes
   receivable of  $162 at June 30, 1999 and
   December 31, 1998)                                          92         271

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $2,940 and $3,309 at
   June 30, 1999 and December 31, 1998, respectively)          82          38

Netinvestment in financing leases (net of allowance for
   early terminations  of $76 and $89 at June 30, 1999
   and December 31, 1998, respectively)                         6         351

Investment in joint ventures                                   41         115

Capitalized acquisition fees (net of accumulated
   amortization of $3,615 and $3,596 at June 30, 1999
   and December 31, 1998, respectively)                         6          26

Other assets                                                   10          39
                                                           ------      ------

     Total Assets                                          $4,093      $3,913
                                                           ======      ======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
   Accounts payable and accrued expenses                   $   52      $  213
                                                           ------      ------

     Total Liabilities                                         52         213
                                                           ------      ------

Partners' Capital
   General Partner                                           --          --

   Limited Partners, 300,000 units authorized, 175,285
     units issued and 169,587 and 169,604 units
     outstanding at June 30, 1999 and December 31, 1998,
     respectively                                           4,034       3,685

   Accumulated other comprehensive income                       7          15
                                                           ------      ------

     Total Partners' Capital                                4,041       3,700
                                                           ------      ------


     Total Liabilities and Partners' Capital               $4,093      $3,913
                                                           ======      ======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
INCOME
   Rental income                          $   202   $   308   $   326   $   651
   Earned income, financing leases              2        52        23       119
   Equity in earnings from joint
     ventures, net                             15        83        23       124
   Interest income, notes receivable           22        31        40        63
   Other income                                46        35        87        63
                                          -------   -------   -------   -------
     Total Income                             287       509       499     1,020
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                 2        73         5       141
   Amortization of acquisition fees             6        22        20        45
   Lease related operating expenses             1        17        13        33
   Management fees to General Partner          13        30        30        62
   Reimbursed administrative costs to
     General Partner                           15        24        32        53
   Provision for (recovery of) losses on
     receivables                               (1)        4        (1)       10
   General and administrative expenses         30        32        51        62
                                          -------   -------   -------   -------
     Total Expenses                            66       202       150       406
                                          -------   -------   -------   -------

NET INCOME                                    221       307       349       614

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period                    1        16        (8)        8
     Less:  reclassification adjustment
            for gains included in net
            income                           --          (4)     --          (4)
                                          -------   -------   -------   -------
Other comprehensive income                      1        12        (8)        4
                                          -------   -------   -------   -------

COMPREHENSIVE INCOME                      $   222   $   319   $   341   $   618
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $  1.30   $  1.65   $  2.06   $  2.96
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $  --     $  3.09   $  --     $ 12.55
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $  --          28      --         112
     Limited Partners                         221       279       349       502
                                          -------   -------   -------   -------

                                          $   221   $   307   $   349   $   614
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                                1999      1998
                                                                ----      ----
Operating Activities:
--------------------
   Net income                                                 $   349   $   614

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                 5       141
       Amortization of acquisition fees                            20        45
       Gain on sale of equipment                                  (35)      (48)
       Equity in earnings from joint ventures, net                (23)     (124)
       Gain on sale of securities                                --          (4)
       Recovery of losses in accounts receivable                 --          (9)
       Provision for (recovery of) early termination,
         financing leases                                          (1)       19
       Decrease in accounts receivable                             22       212
       Decrease in accounts payable and accrued expenses         (161)      (85)
       Decrease (increase) in other assets                         21        (1)
                                                              -------   -------

Net cash provided by operating activities                         197       760
                                                              -------   -------

Investing Activities:
--------------------
   Principal payments, financing leases                           280       679
   Principal payments, notes receivable                           179       287
   Proceeds from sale of equipment                                 52        48
   Distributions from joint ventures                               97       233
   Proceeds from sale of securities                              --           4
                                                              -------   -------

Net cash provided by investing activities                         608     1,251
                                                              -------   -------

Financing Activities:
--------------------
   Redemptions of capital                                        --          (3)
   Distributions to partners                                     --      (2,242)
                                                              -------   -------

Net cash used in financing activities                            --      (2,245)
                                                              -------   -------

Increase (decrease) in cash and cash equivalents                  805      (234)

Cash and cash equivalents, beginning of period                  3,050     2,693
                                                              -------   -------

Cash and cash equivalents, end of period                      $ 3,855   $ 2,459
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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $254,000 of which $68,000 is considered to be impaired. The Partnership has an allowance for losses of $162,000 as of June 30, 1999. The average recorded investment in impaired loans during the six months ended June 30, 1999 and 1998 was approximately $78,000 and $108,000 respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                                       1999         1998
                                                       ----         ----
                                                     (Amounts In Thousands)
         Beginning balance                             $162         $162
              Provision for losses                      -            -
              Write downs                               -            -
                                                       ----         ----
         Ending balance                                $162         $162
                                                       ====         ====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,587 and 169,752 for the six months ended June 30, 1999 and 1998, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented below:

                                                June 30,   December 31,
                                                  1999         1998
                                                  ----         ----
                                               (Amounts in Thousands)

          Assets                                  $235         $184
          Liabilities                              106          117
          Partners' Capital                        129           67


                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                        1999      1998         1999      1998
                                        ----      ----         ----      ----
                                               (Amounts in Thousands)

          Revenue                       $232      $374         $332      $556
          Expenses                        39        27           48        47
          Net Income                     193       347          284       509

Financing Joint Ventures
------------------------

         The aggregate financial information of the financing joint venture is presented below:

                                                June 30,   December 31,
                                                  1999         1998
                                                  ----         ----
                                               (Amounts in Thousands)

           Assets                                 $ 72         $550
           Liabilities                               4          151
           Partners' Capital                        68          399

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                        1999      1998         1999      1998
                                        ----      ----         ----      ----
                                               (Amounts in Thousands)

           Revenue                      $  1      $ 22         $  2      $ 48
           Expenses                      111         4          162         8
           Net Income (Loss)            (110)       18         (160)       40

                            PHOENIX INCOME FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         The Partnership reported net income of $221,000 and $349,000 during the three and six months ended June 30, 1999, as compared to net income of $307,000 and $614,000 during the three and six months ended June 30, 1998. The Partnership reported an overall decrease in total revenues and expenses.
However, the decreases in revenues exceeded the decreases in expenses, generating a decrease in net income for the period.

         Total revenues decreased by $222,000 and $521,000 for the three and six months ended June 30, 1999, as compared to the same period in 1998. The decrease in total revenues for the three and six months ended June 30, 1999 is primarily due to decreases in rental income, earned income from financing leases, interest income from notes receivable and a decrease in earnings from joint ventures. The $106,000 and $325,000 decrease in rental income for the three and six months ended June 30, 1999 is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At June 30, 1999, the Partnership owned equipment with an aggregate original cost of $4.3 million, as compared to the $12.5 million of equipment owned at June 30, 1998.

         Earned income from financing leases decreased by $50,000 and $96,000 during the three and six months ended June 30, 1999, as compared to the same period in 1998. This decrease is attributable to the decrease in net investment in financing leases since June 30, 1998. The Partnership had investments in financing leases with a net investment of $6,000 at June 30, 1999, as compared to $1.1 million at June 30, 1998. The net investment in financing leases will continue to decline over the lease term as the Partnership amortizes income over the life of the lease using the interest method.

         Earnings from joint ventures decreased $68,000 and $101,000 for the three and six months ended June 30, 1999, compared to the same period in 1999. The decrease was due to one joint venture experiencing a loss from the sale of equipment, as well as another joint venture experiencing a reduction in rental income.

         Interest income from notes receivable decreased by $9,000 and $23,000 for the three and six months ended June 30, 1999, compared to 1998. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $92,000 at June 30, 1999, compared to $525,000 at June 30, 1998. Additionally, no new investments were made during the three months ended June 30, 1999 to mitigate the decline in the net investment in notes receivable.

         Total expenses of the Partnership decreased by $136,000 and $256,000 during the three and six months ended June 30, 1999, compared to the same period in 1998. All expense items decreased, with depreciation expense contributing the largest decline due to the decrease in the amount of equipment owned by the Partnership. Depreciation expense decreased by $71,000 and $136,000 for the three and six months ended June 30, 1999, as compared to the same period in 1998. This decrease is attributable to the decline in the amount of equipment owned as previously discussed, but additionally as a result of an increasing portion of the equipment portfolio having been fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities during the six months ended June 30, 1999 of $657,000, as compared to $1,726,000 during the same period in 1998. The decline in net cash generated from leasing and financing activities for the six months ended June 30, 1999, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases, principal payments from financing leases and principal payments from notes receivable, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $97,000 and $233,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease in distributions from joint ventures is attributable to one joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received.

         As of June 30, 1999, the Partnership owned equipment being held for lease with an original cost of $2,894,000 and a net book value of $79,000, as compared to equipment with an original cost of $5,115,000 and a net book value of $14,000 at June 30, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $0 and $2,242,000 during the six months ended June 30, 1999 and 1998, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 and $2,130,000 in cash distributions for the six months ended June 30, 1999 and 1998, respectively. The cumulative cash distributions to limited partners at June 30, 1999 is $37,828,000, as compared to $38,891,000 at June 30, 1998. The General Partner received cash distributions of $0 and $112,000 for its share of the cash distribution for the six months ended June 30, 1999 and 1998, respectively. The Partnership plans to make its next distribution in December 1999.

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

         Resource/Phoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSource/Phoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware is planned to be completed by October 31, 1999.

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

                                  June 30, 1999

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and refiled them in a separate lawsuit making similar allegations (the "Ash Action"). That complaint was subsequently transferred to Marin County as well.

         Plaintiffs have amended the Berger Action twice. Defendants recently answered the complaint. Discovery has recently commenced. The Companies intend to vigorously defend the Complaint.

         Defendants  have  not  yet  responded  to  the  Ash  Complaint,   which
plaintiffs amended twice. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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


August 13, 1999      Senior Vice President                 /S/ GARY W. MARTINEZ
---------------      and a Director of                     --------------------
                     Phoenix Leasing Associates, Inc.      (Gary W. Martinez)



August 13, 1999      Chief Financial Officer,              /S/ HOWARD SOLOVEI
---------------      Treasurer and a Director of           --------------------
                     Phoenix Leasing Associates, Inc.      (Howard Solovei)



August 13, 1999      Senior Vice President,                /S/ BRYANT J. TONG
---------------      Financial Operations of               --------------------
                     Phoenix Leasing Associates, Inc.      (Bryant J. Tong)