Form 10QSB
period 1999-09-30
PHOENIX INCOME FUND LP
filed 1999-11-12
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

  X     QUARTERLY REPORT  UNDER SECTION  13 OR 15(d) OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1999

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

169,587 Units of Limited Partnership Interest were outstanding as of September 30, 1999.

Transitional small business disclosure format:

                          Yes                 No   X
                              -----              -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1999          1998
                                                          ----          ----
ASSETS
Cash and cash equivalents                                $4,597        $3,050

Accounts receivable (net of allowance for losses on
   accounts receivable of $71 and $109 at September
   30, 1999 and December 31, 1998, respectively)             25            23

Notes receivable (net of allowance for losses on notes
   receivable of $162 at September 30, 1999 and
   December 31, 1998)                                        68           271

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $2,308 and $3,309
   at September 30, 1999 and December 31, 1998,
   respectively)                                              3            38

Netinvestment in financing  leases (net of allowance
   for early terminations of $32 and $89 at
   September 30, 1999 and December 31, 1998,
   respectively)                                             32           351

Investment in joint ventures                               --             115

Capitalized acquisition fees (net of accumulated
   amortization of $3,620 and $3,596 at September 30,
   1999 and December 31, 1998, respectively)                  2            26

Other assets                                                 10            39
                                                         ------        ------

     Total Assets                                        $4,737        $3,913
                                                         ======        ======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
   Accounts payable and accrued expenses                 $  107        $  213
                                                         ------        ------
     Total Liabilities                                      107           213
                                                         ------        ------

Partners' Capital
   General Partner                                         --            --

   Limited Partners, 300,000 units authorized, 175,285
     units issued and 169,587 and 169,604 units
     outstanding at September 30, 1999 and December 31,
     1998, respectively                                   4,621         3,685

   Accumulated other comprehensive income                     9            15
                                                         ------        ------

     Total Partners' Capital                              4,630         3,700
                                                         ------        ------

     Total Liabilities and Partners' Capital             $4,737        $3,913
                                                         ======        ======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                            1999     1998      1999       1998
                                            ----     ----      ----       ----
INCOME
   Rental income                          $    92   $   629   $   418   $ 1,280
   Earned income, financing leases              2        36        25       155
   Gain on sale of securities                 473      --         473         4
   Equity in earnings from joint
     ventures, net                             17        32        40       156
   Interest income, notes receivable            7        40        47       103
   Other income                                52        34       139        93
                                          -------   -------   -------   -------
     Total Income                             643       771     1,142     1,791
                                          -------   -------   -------   -------

EXPENSES
   Depreciation                                 1        46         5       187
   Amortization of acquisition fees             4        20        24        65
   Lease related operating expenses             1         7        14        41
   Management fees to General Partner          21        37        51        99
   Reimbursed administrative costs to
     General Partner                           10        17        42        69
   Provision for losses on receivables          2      --        --          10
   General and administrative expenses         18        19        70        81
                                          -------   -------   -------   -------
     Total Expenses                            57       146       206       552
                                          -------   -------   -------   -------

NET INCOME                                    586       625       936     1,239

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period                  475       (10)      467        (2)
     Less: reclassification adjustment
           for gains included in net
           income                            (473)     --        (473)       (4)
                                          -------   -------   -------   -------
Other comprehensive income (loss)               2       (10)       (6)       (6)
                                          -------   -------   -------   -------
COMPREHENSIVE INCOME                      $   588   $   615   $   930   $ 1,233
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $  3.46   $  3.31   $  5.52   $  6.48
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $  --     $  2.94   $  --     $ 15.86
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $  --          28      --         140
     Limited Partners                         586       597       936     1,099
                                          -------   -------   -------   -------
                                          $   586   $   625   $   936   $ 1,239
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                               1999       1998
                                                               ----       ----
Operating Activities:
--------------------
   Net income                                                $   936    $ 1,239

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                5        187
       Amortization of acquisition fees                           24         65
       Gain on sale of equipment                                 (50)       (52)
       Gain on sale of securities                               (473)        (4)
       Equity in earnings from joint ventures, net               (40)      (156)
       Recovery of losses in accounts receivable                 (34)        (9)
       Provision for early termination, financing leases          34         19
       Decrease in accounts receivable                            32        206
       Decrease in accounts payable and accrued expenses        (106)      (226)
       Decrease in other assets                                   22          1
                                                             -------    -------

Net cash provided by operating activities                        350      1,270
                                                             -------    -------

Investing Activities:
--------------------
   Principal payments, financing leases                          299        934
   Principal payments, notes receivable                          203        392
   Proceeds from sale of equipment                                67         52
   Proceeds from sale of securities                              473          4
   Distributions from joint ventures                             155        319
                                                             -------    -------

Net cash provided by investing activities                      1,197      1,701
                                                             -------    -------

Financing Activities:
--------------------
   Redemptions of capital                                       --           (3)
   Distributions to partners                                    --       (2,798)
                                                             -------    -------

Net cash used in financing activities                           --       (2,801)
                                                             -------    -------

Increase in cash and cash equivalents                          1,547        170

Cash and cash equivalents, beginning of period                 3,050      2,693
                                                             -------    -------

Cash and cash equivalents, end of period                     $ 4,597    $ 2,863
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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 1999, the Partnership has investments in notes receivable, before allowance for losses, of $230,000. This amount includes impaired notes receivable, net of specific write-downs, of $66,000. The Partnership has an allowance for losses of $162,000 as of September 30, 1999. The average recorded investment in impaired loans during the nine months ended September 30, 1999 and 1998 was approximately $74,000 and $109,000 respectively.

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
                                                        ====      ====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,587 and 169,702 for the nine months ended September 30, 1999 and 1998, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented below:

                                              September 30, December 31,
                                                  1999          1998
                                                  ----          ----
                                                (Amounts in Thousands)

          Assets                                  $ 61          $184
          Liabilities                               62           117
          Partners' Capital (Deficit)               (1)           67


                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                    1999      1998      1999       1998
                                    ----      ----      ----       ----
                                           (Amounts in Thousands)

          Revenue                   $ 71      $133      $404      $689
          Expenses                     4         8        53        55
          Net Income                  67       125       351       634

Financing Joint Ventures
------------------------

         The aggregate financial information of the financing joint venture is presented below:

                                              September 30, December 31,
                                                  1999          1998
                                                  ----          ----
                                                (Amounts in Thousands)


          Assets                                 $  --          $550
          Liabilities                               --           151
          Partners' Capital                         --           399

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                    1999      1998      1999       1998
                                    ----      ----      ----       ----
                                           (Amounts in Thousands)


          Revenue                   $   7    $  20     $   2      $  68
          Expenses                   --          5       155         13
          Net Income (Loss)             7       15      (153)        55

                            PHOENIX INCOME FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         The Partnership reported net income of $586,000 and $936,000 during the three and nine months ended September 30, 1999, as compared to net income of $625,000 and $1,239,000 during the three and nine months ended September 30, 1998. The Partnership reported an overall decrease in total revenues and expenses. However, the decreases in revenues exceeded the decreases in expenses, generating a decrease in net income for the period.

         Total revenues decreased by $128,000 and $649,000 for the three and nine months ended September 30, 1999, as compared to the same periods in 1998. A gain on sale of securities of $473,000 during the three months ended September 30, 1999 caused a smaller decrease in revenues for this period than there would have been otherwise. The decrease in total revenues for the three and nine months ended September 30, 1999 is primarily due to decreases in rental income, earned income from financing leases, interest income from notes receivable and a decrease in earnings from joint ventures. The $537,000 and $862,000 decrease in rental income for the three and nine months ended September 30, 1999 is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At September 30, 1999, the Partnership owned equipment with an aggregate original cost of $3.2 million, as compared to the $8.4 million of equipment owned at September 30, 1998.

         The Partnership reported a gain on sale of securities of $473,000 for the three and nine months ended September 30, 1999, respectively, compared to $0 and $4,000 for the same periods in the previous year. The securities sold consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $473,000 and $4,000 from the sale of these securities during the nine months ended September 30, 1999 and September 30, 1998, respectively.

         Earned income from financing leases decreased by $34,000 and $130,000 during the three and nine months ended September 30, 1999, as compared to the same periods in 1998. This decrease is attributable to the decrease in net investment in financing leases since September 30, 1998. The Partnership had investments in financing leases with a net investment of $32,000 at September 30, 1999, as compared to $804,000 at September 30, 1998. The net investment is amortized to income over the life of the lease until the net investment is $0 using the interest method.

         Earnings from joint ventures decreased $15,000 and $116,000 for the three and nine months ended September 30, 1999, compared to the same periods in 1999. The decrease was due to one joint venture experiencing a loss from the sale of equipment, as well as another joint venture experiencing a reduction in rental income.

         Interest income from notes receivable decreased by $33,000 and $56,000 for the three and nine months ended September 30, 1999, compared to 1998. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $68,000 at September 30, 1999, compared to $420,000 at September 30, 1998.

Additionally, no new investments were made during the nine months ended September 30, 1999 to mitigate the decline in the net investment in notes receivable.

         Total expenses of the Partnership decreased by $89,000 and $346,000 during the three and nine months ended September 30, 1999, compared to the same periods in 1998. All expense items decreased, with depreciation expense contributing to the largest decline due to the decrease in the amount of equipment owned by the Partnership. Depreciation expense decreased by $45,000 and $182,000 for the three and nine months ended September 30, 1999, as compared to the same periods in 1998. This decrease is attributable to the decline in the amount of equipment owned as previously discussed, but additionally as a result of an increasing portion of the equipment portfolio having been fully depreciated.

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

         The Partnership reported net cash generated by equipment leasing and financing activities during the nine months ended September 30, 1999 of $852,000, as compared to $2,596,000 during the same period in 1998. The decline in net cash generated from leasing and financing activities for the nine months ended September 30, 1999, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases, principal payments from financing leases and principal payments from notes receivable, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $155,000 and $319,000 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in distributions from joint ventures is attributable to one joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received.

         As of September 30, 1999, the Partnership owned equipment being held for lease with an original cost of $2,004,000 and a net book value of $0, as compared to equipment with an original cost of $2,431,000 and a net book value of $6,000 at September 30, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $0 and $2,798,000 during the nine months ended September 30, 1999 and 1998, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 and $2,658,000 in cash distributions for the nine months ended September 30, 1999 and 1998, respectively. The cumulative cash distributions to limited partners at September 30, 1999 is $38,891,000, as compared to $38,357,000 at September 30, 1998. The General Partner received cash distributions of $0 and $140,000 for its share of the cash distribution for the nine months ended September 30, 1999 and 1998, respectively. The Partnership plans to make its next distribution in December 1999.

         As provided for by the partnership agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998.

         The cash to be generated from leasing and financing operations is anticipated to be sufficient to meet the Partnership's continuing operational expenses.

Impact of the Year 2000 Issue

         ReSourcePhoenix.com ("ReSourcePhoenix"), an affiliate of the parent to the General Partner does all local computer processing for the General Partner. And as such ResourcePhoenix manages the Year 2000 project on behalf of the General Partner.

         ResourcePhoenix has a Year 2000 project plan in place. The Year 2000 project team has identified risks, and has implemented remediation procedures for its Year 2000 issues. ReSourcePhoenix has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999.

         Costs incurred by the Partnership will be expensed as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

         The Partnership's customers consist of lessees and borrowers. The Partnership does not have knowledge of any exposure to any individual customer that would materially impact the Partnership should the customer experience a significant Year 2000 problem, however, cumulative exposure to multiple individual customers could materially impact the Partnership should multiple customers experience a significant Year 2000 problem.

                            PHOENIX INCOME FUND, L.P.

                               September 30, 1999

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

         Defendants have filed a demurrer to the Ash Complaint, which plaintiffs amended three times. Discovery has not commenced. The Companies intend to vigorously defend the Complaint.

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


November 10, 1999    Senior Vice President                 /S/ GARY W. MARTINEZ
-----------------    and a Director of                     --------------------
                     Phoenix Leasing Associates, Inc.      (Gary W. Martinez)



November 10, 1999    Chief Financial Officer,              /S/ HOWARD SOLOVEI
-----------------    Treasurer and a Director of           --------------------
                     Phoenix Leasing Associates, Inc.      (Howard Solovei)



November 10, 1999    Senior Vice President,                /S/ BRYANT J. TONG
-----------------    Financial Operations of               --------------------
                     Phoenix Leasing Associates, Inc.      (Bryant J. Tong)