Form 10KSB
period 1999-12-31
PHOENIX INCOME FUND LP
filed 2000-03-17
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File Number 0-19063


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

                             Yes _____  No __X__

The Registrant's revenue for its most recent fiscal year was $1,347,000.

As of December 31, 1999, 169,587 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1999.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                             Yes _____  No __X__

                            PHOENIX INCOME FUND, L.P.

                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.       Business......................................................  3
Item 2.       Properties....................................................  4
Item 3.       Legal Proceedings.............................................  5
Item 4.       Submission of Matters to a Vote of Security Holders...........  5

                                     PART II

Item 5.       Market for the Registrant's Securities and Related Security
                Holder Matters..............................................  5
Item 6.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  6
Item 7.       Financial Statements..........................................  9
Item 8.       Disagreements on Accounting and Financial Disclosure Matters.. 23

                                    PART III

Item 9.       Directors and Executive Officers of the Registrant............ 23
Item 10.      Executive Compensation........................................ 24
Item 11.      Security Ownership of Certain Beneficial Owners and
                Management.................................................. 24
Item 12.      Certain Relationships and Related Transactions................ 25

                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.................................................... 25


Signatures.................................................................. 26

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

         From the initial formation of the Partnership through December 31, 1999, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $90,886,000. The average initial firm term of contractual payments from equipment subject to lease was 42 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.74%. The average initial firm term of contractual payments from loans was 66 months.

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

         The Partnership has acquired and intends to acquire and lease equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1999, none of the leased assets owned by the Partnership was classified as Financing leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. A significant portion of the net offering proceeds to the Partnership has been invested in capital equipment subject to Operating leases.

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

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1999, together with information concerning the uses of assets is set forth in Item 2.

Item 2.       Properties.
              ----------

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 1999, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $1,083,000. The following table summarizes the type of equipment owned or financed by the Partnership at December 31, 1999.

                                                                   Percentage of
                Asset Types                   Purchase Price(1)    Total Assets
----------------------------------------      -----------------    -------------
                                            (Amounts in Thousands)

Capital Equipment Leased to Emerging
  Growth Companies                                $  369                34%
Financing to Businesses                              337                31
Telecommunications                                   186                17
Miscellaneous                                         96                 9
Computer Peripherals                                  61                 5
Small Computer Systems                                29                 3
Furniture and Fixtures                                 5                 1
                                                 -------               ---

TOTAL                                             $1,083               100%
                                                 =======               ===

(1) These amounts include the original cost of outstanding loans of $47,000 at December 31, 1999.

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

                                     PART II

Item 5.       Market for the Registrant's Securities and Related Security Holder
              ------------------------------------------------------------------
              Matters.
              --------

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b) Approximate number of equity security investments:

                                                        Number of Unit Holders
                     Title of Class                     as of December 31, 1999
              ----------------------------              -----------------------

              Limited Partners                                      3,641
              General Partner                                           1

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Income Fund, L.P., (the Partnership) reported net income of $1,134,000 and $1,444,000 during the years ended December 31, 1999 and 1998, respectively. The Partnership reported an overall decrease in total revenues and expenses for the year ended December 31, 1999. However, the decreases in revenues exceeded the decreases in expenses, generating a decrease in net income for the year ended December 31, 1999, compared to the previous year.

         Total revenues decreased by $751,000 during 1999, as compared to the same period in the previous year. The decrease in total revenues is due primarily to decreases in rental income, earned income from financing leases, interest income from notes receivable and a decrease in earnings from joint ventures. However, an increase in gain on sale of securities of $469,000 during the year ended December 31, 1999, compared to the previous year, caused a smaller decrease in revenues for this period than there would have been otherwise. Rental income decreased by $960,000 during 1999 as compared to the same period in the previous year. The decrease in rental income is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At December 31, 1999, the Partnership owned equipment with an aggregate original cost of $745,000, as compared to the $7 million of equipment owned at December 31, 1998.

         Earned income from financing leases decreased by $167,000 during the year ended December 31, 1999, as compared to the same period in 1998. This decrease is attributable to the decrease in the net investment in financing leases since December 31, 1998. The Partnership owned financing leases with a net investment of $0 at December 31, 1999, as compared to $351,000 at December 31, 1998. The net investment in financing leases is amortized to income over the life of the lease until the net investment is $0 using the interest method

         Interest income from notes receivable decreased by $66,000 for the year ended December 31, 1999, compared to 1998. The decrease in interest income from notes receivable, for the year ended December 31, 1999, compared to 1998, is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $61,000 at December 31, 1999, compared to $271,000 at December 31, 1998.

         Earnings from joint ventures decreased by $98,000 for the year ended December 31, 1999, compared to 1998. The decrease was due to one joint venture experiencing a loss from sale of equipment, as well as another joint venture experiencing a reduction in rental income.

         The Partnership reported a gain on sale of securities of $473,000 for the year ended December 31, 1999, compared to $4,000 in 1998. The securities sold for both 1999 and 1998 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $473,000 and $4,000 from the sale of these securities during the year ended December 31, 1999 and 1998, respectively. In addition, at December 31, 1999, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $9,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Total expenses of the Partnership decreased by $441,000 during the year ended December 31, 1999, compared to the same period in the previous year. All expense items decreased, with depreciation expense contributing the largest decline. Depreciation expense decreased by $192,000 for the year ended December 31, 1999 as compared to the same period in 1998. The decrease in depreciation expense is primarily due to the decrease in the amount of equipment owned by the Partnership, as well as, the equipment portfolio having been fully depreciated during the year ended December 31, 1999.

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

         The Partnership reported net cash generated by equipment leasing and financing activities for the year ended December 31, 1999 and 1998 of $940,000 and $3,309,000, respectively. The decline in net cash generated from leasing and financing activities for the years ended December 31, 1999 is attributable to decreases in rental income from operating leases, principal payments from financing leases and principal payments from notes receivable, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $160,000 and $356,000 for the year ended December 31, 1999 and 1998, respectively. The decrease in distributions from joint ventures, for the year ended December 31, 1999, is attributable to one joint venture experiencing a decline in cash available for distributions as a result of a reduction in rental income and sales proceeds received.

         As of December 31, 1999, the Partnership owned equipment being held for lease with an original cost of $418,000 and a net book value of $0, as compared to equipment with an original cost of $2,859,000 and a net book value of $31,000 at December 31, 1998. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment. Until new lessees or buyers of equipment can be found, the equipment will continue to generate depreciation expense without any corresponding rental income. The effect of this will be a reduction of the Partnership earnings during this remarketing period.

         The cash distributed to partners was $4,383,000 and $3,361,000 for the years ended December 31, 1999 and 1998, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $4,383,000 and $3,193,000 in cash distributions for the years ended December 31, 1999 and 1998, respectively. The cumulative cash distributions to limited partners is $43,274,000 at December 31, 1999 and 1998. The General Partner received cash distributions of $0 and $168,000 for its share of the cash distribution for the years ended December 31, 1999 and 1998, respectively. The Partnership made its next distribution in January of 2000.

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

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (I) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets .

Impact of the Year 2000 Issue

         The General Partner has appointed ResourcePhoenix.com. (RPC), an affiliate of the General Partner, to manage its Year 2000 project.

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of January 31, 2000 RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

         RPC will continue to monitor internal and external issues related to year 2000.

         Costs incurred by the Partnership will be expenses as incurred and are not currently anticipated to be material to the Partnership's financial position or results of operations.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                            PHOENIX INCOME FUND, L.P.
                            -------------------------

                          YEAR ENDED DECEMBER 31, 1999
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Partners of Phoenix Income Fund, L.P.:

We have audited the  accompanying  balance sheet of Phoenix Income Fund, L.P. (a
California limited partnership) as of December 31, 1999, and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Income Fund, L.P. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 26, 2000

                             PHOENIX INCOME FUND, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                          December 31, 1999
                                                          -----------------

ASSETS

Cash and cash equivalents                                   $     388

Accounts receivable (net of allowance for losses on
   accounts receivable of $19)                                     26

Notes receivable                                                   61

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $636)                      -

Investment in joint ventures                                       32

Capitalized acquisition fees (net of accumulated
   amortization of $3,622)                                        -

Other assets                                                        8
                                                            ---------

     Total Assets                                           $     515
                                                            =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                    $      70
                                                            ---------

     Total Liabilities                                             70
                                                            ---------
Partners' Capital:

   General Partner                                                -

   Limited Partners, 300,000 units authorized, 175,285
     units issued and 169,587 units outstanding                   436

   Accumulated other comprehensive income                           9
                                                            ---------

     Total Partners' Capital                                      445
                                                            ---------

     Total Liabilities and Partners' Capital                $     515
                                                            =========

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                         1999      1998
                                                         ----      ----
INCOME

   Rental income                                       $   520   $ 1,480
   Earned income, financing leases                          26       193
   Gain on sale of securities                              473         4
   Equity in earnings from joint ventures                   77       175
   Interest income, notes receivable                        49       115
   Other income                                            202       131
                                                       -------   -------

     Total Income                                        1,347     2,098
                                                       -------   -------

EXPENSES

   Depreciation                                              5       197
   Amortization of acquisition fees                         28        88
   Lease related operating expenses                         14        44
   Management fees to General Partner                       57       128
   Reimbursed administrative costs to General Partner       67        86
   Provision for (recovery of) losses on receivables       (33)       10
   General and administrative expenses                      75       101
                                                       -------   -------

     Total Expenses                                        213       654
                                                       -------   -------

NET INCOME                                               1,134     1,444

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising
       during period                                        467        (7)
     Less:  reclassification adjustment for
       gains included in net income                        (473)       (4)
                                                       -------   -------

Other comprehensive income (loss)                           (6)      (11)
                                                       -------   -------

COMPREHENSIVE INCOME                                   $ 1,128   $ 1,433
                                                       =======   =======

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                    $  6.69   $  7.52
                                                       =======   =======

ALLOCATION OF NET INCOME:
   General Partner                                     $  --     $   168
   Limited Partners                                      1,134     1,276
                                                       -------   -------

                                                       $ 1,134   $ 1,444
                                                       =======   =======

       The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)

                                                                        Accumulated
                                       General                             Other
                                       Partner's   Limited Partners'   Comprehensive   Total
                                        Amount     Units       Amount     Income       Amount
                                       ---------   ------------------  -------------   ------

Balance, December 31, 1997             $   --      169,972   $  5,604   $     26     $  5,630

Redemptions of capital                     --         (368)        (2)      --             (2)

Distributions to partners ($18.82 per
   limited partnership unit)               (168)      --       (3,193)      --         (3,361)

Other comprehensive income                 --         --         --          (11)         (11)

Net income                                  168       --        1,276       --          1,444
                                       --------   --------   --------   --------     --------

Balance, December 31, 1998                 --      169,604      3,685         15        3,700

Redemptions of capital                     --          (17)      --         --           --

Distributions to partners ($25.85 per
   limited partnership unit)               --         --       (4,383)      --         (4,383)

Other comprehensive income                 --         --         --           (6)          (6)

Net income                                 --         --        1,134       --          1,134
                                       --------   --------   --------   --------     --------

Balance, December 31, 1999             $   --      169,587   $    436   $      9     $    445
                                       ========    =======   ========   ========     ========

       The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                         1999        1998
                                                         ----        ----
Operating Activities:
--------------------

   Net income                                          $ 1,134     $ 1,444
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                          5         197
       Amortization of acquisition fees                     28          88
       Gain on sale of equipment                           (93)        (51)
       Gain on sale of securities                         (473)         (4)
       Equity in earnings from joint ventures              (77)       (175)
       Provision for early termination, financing
         leases                                              2          19
       Recovery of losses on accounts receivable           (41)         (9)
       Provision for losses on notes receivable              6        --
       Decrease in accounts receivable                      39         192
       Decrease in accounts payable and accrued
         expenses                                         (143)       (295)
       Decrease in other assets                             24           5
                                                       -------     -------

   Net cash provided by operating activities               411       1,411
                                                       -------     -------

Investing Activities:
--------------------

   Principal payments, financing leases                    325       1,357
   Principal payments, notes receivable                    204         541
   Proceeds from sale of equipment                         148          51
   Proceeds from sale of securities                        473           4
   Distributions from joint ventures                       160         356
                                                       -------     -------

   Net cash provided by investing activities             1,310       2,309
                                                       -------     -------

Financing Activities:
--------------------

   Distributions to partners                            (4,383)     (3,361)
   Redemptions of capital                                 --            (2)
                                                       -------     -------

   Net cash used in financing activities                (4,383)     (3,363)
                                                       -------     -------

Increase (decrease) in cash and cash equivalents        (2,662)        357

Cash and cash equivalents, beginning of period           3,050       2,693
                                                       -------     -------

Cash and cash equivalents, end of period               $   388     $ 3,050
                                                       =======     =======


       The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

         A schedule of compensation due and distributions made to the General Partner for the years ended December 31 follows:

                                      1999              1998
                                      ----              ----
                                      (Amounts in Thousands)

         Management fees             $   57            $  128
         Cash distributions             -                 168
                                     ------            ------

              Total                  $   57            $  296
                                     ======            ======

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

         The  Partnership  will acquire such  limited  partnership  units for an amount equal to 85% of the "accrual basis capital account" relating to the redeemed units. The Partnership will retain the remaining 15% of the "accrual basis capital account" relating to the redeemed units. No redemptions were retained by the Partnership during the years ended December 31, 1999 and 1998; however, during the year ended December 31, 1999 seventeen units were abandoned. "Accrual basis capital account" is computed in accordance with the books and records regularly maintained by the Partnership for financial reporting purposes, utilizing the accrual method of accounting.


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

         Reclassification. Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

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


Note 3.       Accounts Receivable.
              -------------------

         Accounts receivable consist of the following at December 31:

                                                                   1999
                                                                   ----
                                                          (Amounts in Thousands)

         Property and sales taxes                                  $ 26
         Lease payments                                              18
         Interest                                                     1
                                                                   ----
                                                                     45
         Less:  allowance for losses on accounts receivable         (19)
                                                                   ----
           Total                                                   $ 26
                                                                   ====

Note 4.       Notes Receivable.
              ----------------

         Notes receivable consist of the following at December 31:

                                                                   1999
                                                                   ----
                                                          (Amounts in Thousands)

         Notes receivable from other businesses with
           stated interest ranging from 17% to 25% per
           annum, receivable in installments ranging from
           37 to 60 months, collateralized by the equipment
           financed.                                               $ 61
                                                                   ----

           Total                                                   $ 61
                                                                   ====

         Minimum payments to be received on non-cancelable notes receivable for the years ended December 31, are as follows:

                                                          (Amounts in Thousands)

         2000 ..............................................      $  1
         2001 ..............................................        14
                                                                  ----

         Total minimum payments to be received .............        15
         Impaired notes receivable .........................        48
         Less:  unearned interest ..........................        (2)
                                                                  ----

         Net investment in notes receivable ................      $ 61
                                                                  ====

         At December 31, 1999, the recorded investment in notes that are considered to be impaired was $48,000, net of specific write-downs. The average recorded investment in impaired loans during the years ended December 31, 1999 and 1998 was approximately $67,000 and $106,000, respectively. The Partnership recognized $25,000 and $6,000 of interest income on impaired notes receivable during the years ended December 31, 1999 and 1998, respectively.

         The activity in the allowance for losses on notes receivable during the year ended December 31, is as follows:

                                                              1999       1998
                                                              ----       ----
                                                          (Amounts in Thousands)

         Beginning balance                                    $ 162     $ 162
           Provision for losses                                   6       --
           Write downs                                         (168)      --
                                                              -----     -----
         Ending balance                                       $ --      $ 162
                                                              =====     =====

Note 5.    Equipment on Operating Leases.
           -----------------------------

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

         Minimum rentals to be received on noncancellable operating leases for the years ended December 31 are as follows:

                                                                Operating
                                                                ---------
                                                          (Amounts in Thousands)

         2000 .................................................   $   1
         2001 .................................................     --
         2002 .................................................     --
         2003 .................................................     --
                                                                    --
                                                                  -----

         Totals ...............................................   $   1
                                                                  =====


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

         The manager of the Joint Venture is Phoenix Leasing Incorporated, who is responsible for the daily management of the operations of the Joint Venture. Phoenix Leasing Incorporated also acts as Servicer and Administrator to the trust. As Servicer, Phoenix Leasing Incorporated is responsible for servicing, managing and administering the Assets, as well as enforcing and making collections on the Assets.

         An analysis of the Partnership's investment account in the equipment joint venture is as follows:

                                                                         Net
                 Net Investment                                      Investment
                  at Beginning               Equity in                 at End
Date               of Period   Contributions Earnings  Distributions  of Period
----             ------------- ------------- --------- -------------  ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1998   $ 126         $   0       $ 159       $ 273       $  12
                      =====         =====       =====       =====       =====

Year Ended
  December 31, 1999   $  12         $   0       $ 119      $   99       $  32
                      =====         =====       =====       =====       =====

         The aggregate financial information of the equipment joint venture is presented as follows:

                                                      December 31, 1999
                                                      -----------------
                                                   (Amounts in Thousands)

         Assets                                            $ 177
         Liabilities                                          35
         Partners' Capital                                   142

                                               For the Years Ended December 31,
                                                     1999            1998
                                                     ----            ----
                                                     (Amounts in Thousands)

         Revenue                                    $  586          $  766
         Expenses                                       72              59
         Net Income                                    514             707

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in the gross receipts of the Joint Venture. Cash proceeds subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

Financing Joint Venture
-----------------------

         The Partnership owned a 25% interest in Phoenix Joint Venture 1994-2, a financing joint venture. This joint venture was closed during 1999. The investment was accounted for using the equity method of accounting. The other partners of the venture were entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the Financing Joint Venture is as follows:

                                                                         Net
                 Net Investment               Equity in               Investment
                  at Beginning                Earnings                 at End
Date               of Period   Contributions  (Losses) Distributions  of Period
----             ------------- -------------  -------- -------------  ---------
                                      (Amounts in Thousands)

Year Ended
  December 31, 1998   $ 170         $   0       $  16       $  83       $ 103
                      =====         =====       =====       =====       =====

Year Ended
  December 31, 1999   $ 103         $   0       $ (42)      $  61       $   0
                      =====         =====       =====       =====       =====

         The aggregate financial information of the Financing Joint Venture is presented as follows:


                                                For the Years Ended December 31,
                                                      1999            1998
                                                      ----            ----
                                                     (Amounts in Thousands)

         Revenue                                      $   2           $  85
         Expenses                                       155              17
         Net Income (Loss)                             (153)             68


         The General Partner earned a management fee of 3.5% of the Partnership's respective interest in gross payments received for the financing joint venture. Revenues subject to a management fee at the joint venture level were not subject to management fees at the Partnership level.

Note 7.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                  1999
                                                                  ----
                                                          (Amounts in Thousands)

         Equipment lease operations                               $ 30
         Other                                                      26
         General Partner and affiliates                             13
         Security deposits                                           1
                                                                  ----

              Total                                               $ 70
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

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 1999:

                              Reported Amounts    Tax Basis      Net Difference
                              ----------------    ---------      --------------
                                            (Amounts in Thousands)

         Assets                     $ 515          $ 802          $ (287)
         Liabilities                   70             49              21


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

         The reimbursed administrative costs to the General Partner were $67,000 and $86,000 for the years ended December 31, 1999 and 1998, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1999 and 1998 were $15,000 and $42,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 11.      Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,587 and 169,677 for the years ended December 31, 1999 and 1998, respectively. For purposes of allocating income

(loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 12.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents, available-for-sale securities and notes receivable approximate their fair value.

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

         GUS CONSTANTIN, age 62, is President and a Director of PLA. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 49, is Senior Vice President and a Director of PLA. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         HOWARD SOLOVEI, age 38, is the Chief Financial Officer, Treasurer and a Director of PLA. He has been associated with PLI since 1984. Mr. Solovei oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Solovei graduated with a B.S. in Business Administration from the University of California, Berkeley.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. and
              Phoenix Leasing Cash Distribution Fund IV

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
                                                               (Amounts in Thousands)

Phoenix Leasing
  Associates LP              General Partner            $   57(1)                    $   -                    $   -
                                                         ======                        =====                    ====

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


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.


Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 1999                        11
              Statements of Operations and Comprehensive Income
                for the Years Ended December 31, 1999 and 1998             12
              Statements of Partners' Capital for the Years
                Ended December 31, 1999 and 1998                           13
              Statements of Cash Flows for the Years Ended
                December 31, 1999 and 1998                                 14
              Notes to Financial Statements                             15-22

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1999.

(c)      Exhibits

         21.  Additional Exhibits

               a) Balance Sheets of Phoenix Leasing Associates, Inc.   E21  1-5
                  Balance Sheets of Phoenix Leasing Associates L.P.    E21  6-9

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


         Date:  March 17, 2000      By:    /S/ GUS CONSTANTIN
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

       Signature                      Title                         Date
       ---------                      -----                         ----


/S/ GUS CONSTANTIN         President and a Director            March 17, 2000
-------------------------  of Phoenix Leasing Associates, Inc. --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ       Senior Vice President and           March 17, 2000
-------------------------  a Director of                       --------------
(Gary W. Martinez)         Phoenix Leasing Associates, Inc.


/S/ HOWARD SOLOVEI         Chief Financial Officer,            March 17, 2000
-------------------------  Treasurer and Director of           --------------
(Howard Solovei)           Phoenix Leasing Associates, Inc.