Form 10QSB
period 2000-03-31
PHOENIX INCOME FUND LP
filed 2000-05-12
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

  X     QUARTERLY REPORT  UNDER SECTION  13 OR 15(d) OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

169,587 Units of Limited Partnership Interest were outstanding as of March 31, 2000.

Transitional small business disclosure format:

                          Yes                 No   X
                              -----              -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         March 31,  December 31,
                                                           2000         1999
                                                           ----         ----
ASSETS

Cash and cash equivalents                                  $565         $388

Accounts receivable (net of allowance for losses on
   accounts receivable of $18 and $19 at March 31,
   2000 and December 31, 1999, respectively)                 26           26

Notes receivable (net of allowance for losses on
   notes receivable of $0 at March 31, 2000 and
   December 31, 1999)                                        46           61

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $342 and
   $636 at March 31, 2000 and December 31, 1999,
   respectively)                                            --           --

Investment in joint ventures                                --            32

Other assets                                                 23            8
                                                           ----         ----

     Total Assets                                          $660         $515
                                                           ====         ====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                   $ 40         $ 70
                                                           ----         ----

     Total Liabilities                                       40           70
                                                           ----         ----

Partners' Capital

   General Partner                                          --           --

   Limited Partners, 300,000 units authorized, 175,285
     units issued and 169,587 units outstanding at
     March 31, 2000 and December 31, 1999                   596          436

   Accumulated other comprehensive income                    24            9
                                                           ----         ----

     Total Partners' Capital                                620          445
                                                           ----         ----

     Total Liabilities and Partners' Capital               $660         $515
                                                           ====         ====

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                               2000       1999
                                                               ----       ----
INCOME
   Rental income                                               $  19      $ 124
   Earned income, financing leases                               --          21
   Equity in earnings from joint ventures, net                     3          8
   Gain on sale of securities                                    172        --
   Interest income, notes receivable                             --          18
   Other income                                                   16         41
                                                               -----      -----

     Total Income                                                210        212
                                                               -----      -----

EXPENSES
   Depreciation                                                  --           3
   Amortization of acquisition fees                              --          14
   Lease related operating expenses                               13         12
   Management fees to General Partner                              8         17
   Reimbursed administrative costs to General Partner             12         17
   General and administrative expenses                            17         20
                                                               -----      -----

     Total Expenses                                               50         83
                                                               -----      -----

NET INCOME                                                       160        129

Other comprehensive income:
   Unrealized income (losses) on securities:
     Unrealized holding income (losses) arising
       during period                                             186         (9)
     Less: reclassification adjustment for gains
           included in net income                               (172)       --
                                                               -----      -----
Other comprehensive income (loss)                                 14         (9)
                                                               -----      -----

COMPREHENSIVE INCOME                                           $ 174      $ 120
                                                               =====      =====


NET INCOME PER LIMITED PARTNERSHIP UNIT                        $ .95      $ .76
                                                               =====      =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                     $ --       $ --
                                                               =====      =====

ALLOCATION OF NET INCOME:
     General Partner                                           $ --       $ --
     Limited Partners                                            160        129
                                                               -----      -----

                                                               $ 160      $ 129
                                                               =====      =====

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             2000         1999
                                                             ----         ----
Operating Activities:
--------------------
   Net income                                               $   160     $   129

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                             --            3
       Amortization of acquisition fees                         --           14
       Equity in earnings from joint ventures, net               (3)         (8)
       Gain on sale of equipment                                 (4)        (12)
       Gain on sale of securities                              (172)        --
       Decrease (increase) in accounts receivable               --          (43)
       Decrease in accounts payable and accrued
         expenses                                               (30)        (74)
       Decrease in other assets                                 --            4
                                                            -------     -------

Net cash provided by (used in) operating activities             (49)         13
                                                            -------     -------

Investing Activities:
--------------------
   Principal payments, financing leases                           3         256
   Principal payments, notes receivable                          15          79
   Proceeds from sale of securities                             172         --
   Proceeds from sale of equipment                                1          12
   Distributions from joint ventures                             35          39
                                                            -------     -------

Net cash provided by investing activities                       226         386
                                                            -------     -------

Increase in cash and cash equivalents                           177         399

Cash and cash equivalents, beginning of period                  388       3,050
                                                            -------     -------

Cash and cash equivalents, end of period                    $   565     $ 3,449
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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At March 31, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $46,000 of which $46,000 is considered to be impaired. The impaired loans of $46,000 are net of specific write-downs of $168,000. The Partnership has an allowance for losses of $0 as of March 31, 2000. The average recorded investment in impaired loans during the three months ended March 31, 2000 and 1999 was approximately $46,000 and $87,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                               2000          1999
                                               ----          ----
                                             (Amounts In Thousands)
         Beginning balance                    $ -           $ 162
              Provision for losses              -             -
              Write downs                       -             -
                                              -----         -----
         Ending balance                       $ -           $ 162
                                              =====         =====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,587 for the three months ended March 31, 2000 and 1999. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures:
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented below:

                                            March 31,    December 31,
                                             2000           1999
                                             ----           ----
                                            (Amounts in Thousands)

         Assets                              $  -           $177
         Liabilities                            -             35
         Partners' Capital                      -            142


                                             Three Months Ended
                                                  March 31,
                                              2000         1999
                                              ----         ----
                                            (Amounts in Thousands)

         Revenue                              $ 16         $101
         Expenses                                3            9
         Net Income                             13           92

         The equipment joint venture was closed during the three months ended March 31, 2000.

Financing Joint Venture
-----------------------

         The aggregate financial information of the financing joint venture is presented below:

                                             Three Months Ended
                                                  March 31,
                                              2000         1999
                                              ----         ----
                                            (Amounts in Thousands)


          Revenue                             $  -         $  1
          Expenses                               -           51
          Net Income (Loss)                      -          (50)

         The financing joint venture was closed during the third quarter of 1999.

                            PHOENIX INCOME FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         The Partnership reported net income of $160,000 during the three months ended March 31, 2000, as compared to net income of $129,000 during the three months ended March 31, 1999. The Partnership reported an overall decrease in total revenues and expenses. However, the decreases in expenses exceeded the decreases in revenues, generating an increase in net income for the period.

         Total revenues decreased by $2,000 for the three months ended March 31, 2000, as compared to the same period in 1999. The decrease in total revenues for the three months ended March 31, 2000 is primarily due to decreases in rental income, earned income from financing leases and interest income from notes receivable. However, an increase in gain on sale of securities of $172,000 during the three months ended March 31, 2000, compared to the previous period, caused a smaller decrease in revenues for this period than there would have been otherwise. The $105,000 decrease in rental income for the three months ended March 31, 2000 is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At March 31, 2000, the Partnership owned equipment with an aggregate original cost of $392,000, as compared to the $5.6 million of equipment owned at March 31, 1999.

         Earned income from financing leases decreased by $21,000, during the three months ended March 31, 2000, as compared to the same period in 1999. The Partnership had investments in financing leases with a net investment of $0 at March 31, 2000 and 1999.

         Interest income from notes receivable decreased by $18,000 for the three months ended March 31, 2000, compared to 1999. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $46,000 at March 31, 2000, compared to $61,000 at March 31, 1999.

         The Partnership reported a gain on sale of securities of $172,000 for the three months ended March 31, 2000, compared to $0 in 1999. The securities sold for 2000 consisted of common stock received though the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $172,000 from the sale of these securities during the three months ended March 31, 2000. In addition, at March 31, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $24,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Total expenses of the Partnership decreased by $33,000 during the three months ended March 31, 2000, compared to the same period in 1999. All expense items decreased. Management fees decreased $9,000, acquisition fees decreased $14,000, reimbursed costs to the general partner decreased $5,000 and depreciation expense decreased by $3,000 for the three months ended March 31, 2000, as compared to the same period in 1999. These decreases are attributable to the decline in the amount of equipment owned as previously discussed, as well as, the equipment portfolio having been fully depreciated during the year ended December 31, 1999.

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

         The Partnership reported net cash used by equipment leasing and financing activities during the three months ended March 31, 2000 of $62,000, as compared to net cash generated of $348,000 during the same period in 1999. The decline in net cash generated from leasing and financing activities for the three months ended March 31, 2000, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases, principal payments from financing leases and principal payments from notes receivable, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $35,000 and $39,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease in distributions from joint ventures is attributable to one joint venture closing during the third quarter of 1999.

         As of March 31, 2000, the Partnership owned equipment being held for lease with an original cost of $392,000 and a net book value of $0, as compared to equipment with an original cost of $2,948,000 and a net book value of $109,000 at March 31, 1999. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off lease equipment.

         The cash distributed to partners was $0 during the three months ended March 31, 2000 and 1999. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 in cash distributions for the three months ended March 31, 2000 and 1999. The cumulative cash distributions to limited partners at March 31, 2000 is $43,274,000, as compared to $38,891,000 at March 31, 1999. The General Partner received cash distributions of $0 for its share of the cash distribution for the three months ended March 31, 2000 and 1999.

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

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of April 30, 2000, RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

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

                            PHOENIX INCOME FUND, L.P.

                                 March 31, 2000

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of CDF V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The court sustained Defendant's demurrers to the first four claims and Defendants have recently answered the complaint concerning the remaining claims.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The Plaintiff's deposition has been taken and no other depositions are scheduled.

         The Companies intend to vigorously defend both actions.

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


                                      PHOENIX INCOME FUND, L.P.
                                      -------------------------
                                            (Registrant)

                                      BY: PHOENIX LEASING ASSOCIATES LP,
                                          a California limited partnership,
                                          General Partner

                                          BY:   PHOENIX LEASING ASSOCIATES, INC.
                                                a Nevada corporation,
                                                General Partner


    Date                     Title                              Signature
    ----                     -----                              ---------


May 12, 2000       Senior Vice President                  /S/ GARY W. MARTINEZ
--------------     and a Director of                      ----------------------
                   Phoenix Leasing Associates, Inc.       (Gary W. Martinez)



May 12, 2000       Vice President, Finance,               /S/ ANDREW N. GREGSON
--------------     Treasurer and a Director of            ----------------------
                   Phoenix Leasing Associates, Inc.