Form 10QSB
period 2000-06-30
PHOENIX INCOME FUND LP
filed 2000-08-11
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

  X     QUARTERLY REPORT  UNDER SECTION  13 OR 15(d) OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

169,587 Units of Limited Partnership Interest were outstanding as of June 30, 2000.

Transitional small business disclosure format:

                          Yes                 No   X
                              -----              -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                         June 30,   December 31,
                                                           2000         1999
                                                           ----         ----
ASSETS
Cash and cash equivalents                                  $552         $388

Accounts receivable (net of allowance for losses
   on accounts receivable of $4 and $19 at
   June 30, 2000 and December 31, 1999, respectively)        37           26

Notes receivable (net of allowance for losses on
   notes receivable of $0 at June 30, 2000 and
   December 31, 1999)                                        15           61

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $342 and
   $636 at June 30, 2000 and December 31, 1999,
   respectively)                                            --           --

Investment in joint ventures                                --            32

Other assets                                                 10            8
                                                           ----         ----

     Total Assets                                          $614         $515
                                                           ====         ====

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
   Accounts payable and accrued expenses                   $ 29         $ 70
                                                           ----         ----

     Total Liabilities                                       29           70
                                                           ----         ----

Partners' Capital
   General Partner                                          --           --

   Limited Partners, 300,000 units authorized,
     175,285 units issued and 169,587 units
     outstanding at June 30, 2000 and
     December 31, 1999                                      574          436

   Accumulated other comprehensive income                    11            9
                                                           ----         ----

     Total Partners' Capital                                585          445
                                                           ----         ----

     Total Liabilities and Partners' Capital               $614         $515
                                                           ====         ====

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                            Three Months Ended  Six Months Ended
                                                 June 30,           June 30,
                                               2000    1999       2000    1999
                                               ----    ----       ----    ----
INCOME
   Rental income                              $ --    $ 202       $  19   $ 326
   Earned income, financing leases              --        2         --       23
   Equity in earnings from joint ventures,
     net                                        --       15           3      23
   Interest income, notes receivable            --       22         --       40
   Gain on sale of securities                   --      --          172    --
   Other income                                  15      46          31      87
                                              -----   -----       -----   -----
     Total Income                                15     287         225     499
                                              -----   -----       -----   -----

EXPENSES
   Depreciation                                 --        2         --        5
   Amortization of acquisition fees               1       6         --       20
   Lease related operating expenses               8       1          22      13
   Management fees to General Partner           --       13           8      30
   Reimbursed administrative costs to
     General Partner                             11      15          23      32
   Recovery of losses on receivables             (4)     (1)         (4)     (1)
   General and administrative expenses           21      30          38      51
                                              -----   -----       -----   -----
     Total Expenses                              37      66          87     150
                                              -----   -----       -----   -----

NET INCOME (LOSS)                               (22)    221         138     349

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains (losses)
       arising during period                    (12)      1         174      (8)
     Less:  reclassification adjustment for
             gains included in net income       --      --         (172)    --
                                              -----   -----       -----   -----
Other comprehensive income                      (12)      1           2      (8)
                                              -----   -----       -----   -----

COMPREHENSIVE INCOME                          $ (34)  $ 222       $ 140   $ 341
                                              =====   =====       =====   =====

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                           $(.14)  $1.30       $ .81   $2.06
                                              =====   =====       =====   =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                           $ --    $ --        $ --    $ --
                                              =====   =====       =====   =====

ALLOCATION OF NET INCOME (LOSS):
     General Partner                          $ --    $ --        $ --    $ --
     Limited Partners                           (22)    221         138     349
                                              -----   -----       -----   -----

                                              $ (22)  $ 221       $ 138   $ 349
                                              =====   =====       =====   =====

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2000        1999
                                                             ----        ----
Operating Activities:
--------------------
   Net income                                               $   138     $   349

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                            --             5
       Amortization of acquisition fees                        --            20
       Gain on sale of equipment                                 (4)        (35)
       Gain on sale of securities                              (172)       --
       Equity in earnings from joint ventures, net               (3)        (23)
       Recovery of losses in accounts receivable                (14)       --
       Recovery of early termination, financing leases         --            (1)
       Provision for losses on notes receivable                  10        --
       Decrease in accounts receivable                            3          22
       Decrease in accounts payable and accrued
         expenses                                               (41)       (161)
       Decrease in other assets                                --            21
                                                            -------     -------

Net cash provided by (used in) operating activities             (83)        197
                                                            -------     -------

Investing Activities:
--------------------
   Principal payments, financing leases                           3         280
   Principal payments, notes receivable                          36         179
   Proceeds from sale of equipment                                1          52
   Proceeds from sale of securities                             172        --
   Distributions from joint ventures                             35          97
                                                            -------     -------

Net cash provided by investing activities                       247         608
                                                            -------     -------

Increase in cash and cash equivalents                           164         805

Cash and cash equivalents, beginning of period                  388       3,050
                                                            -------     -------

Cash and cash equivalents, end of period                    $   552     $ 3,855
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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At June 30, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $15,000 of which all is considered to be impaired. The impaired loans of $15,000 are net of specific write-downs of $136,000. The Partnership has an allowance for losses of $0 as of June 30, 2000. The average recorded investment in impaired loans during the six months ended June 30, 2000 and 1999 was approximately $31,000 and $78,000 respectively.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                       2000        1999
                                                       ----        ----
                                                    (Amounts In Thousands)
         Beginning balance                             $ --        $162
              Provision for losses                       10          --
              Write downs                               (10)         --
                                                       ----        ----
         Ending balance                                $ --        $162
                                                       ====        ====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,587 and 169,587 for the six months ended June 30, 2000 and 1999, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented below:

                                                   June 30,    December 31,
                                                     2000         1999
                                                     ----         ----
                                                  (Amounts in Thousands)

         Assets                                     $  --          $177
         Liabilities                                   --            35
         Partners' Capital                             --           142


                                  Three Months Ended   Six Months Ended
                                       June 30,            June 30,
                                   2000        1999      2000      1999
                                   ----        ----      ----      ----
                                           (Amounts in Thousands)

         Revenue                   $ --        $232      $ 16      $332
         Expenses                    --          39         3        48
         Net Income                  --         193        13       284

         The equipment joint venture was closed during the six months ended June 30, 2000.

Financing Joint Ventures
------------------------

         The aggregate financial information of the financing joint venture is presented below:

                                  Three Months Ended   Six Months Ended
                                       June 30,            June 30,
                                   2000        1999      2000      1999
                                   ----        ----      ----      ----
                                           (Amounts in Thousands)

         Revenue                   $ --       $   1      $ --      $   2
         Expenses                    --         111        --        162
         Net Income (Loss)           --        (110)       --       (160)

         The financing joint venture was closed during the third quarter of 1999.

                            PHOENIX INCOME FUND, L.P.

Item 2.       Management's  Discussion  and Analysis of Financial  Condition and
              ------------------------------------------------------------------
              Results of Operations.
              ---------------------

Results of Operations

         The Partnership reported a net loss of $22,000 for the three months ended June 30, 2000 and net income of $138,000 for the six months ended June 30, 2000, as compared to net income of $221,000 and $349,000 during the three and six months ended June 30, 1999. The Partnership reported an overall decrease in total revenues and expenses. However, the decreases in revenues exceeded the decreases in expenses, generating a decrease in net income for the period.

         Total revenues decreased by $272,000 and $274,000 for the three and six months ended June 30, 2000, as compared to the same period in 1999. The decrease in total revenues for the three and six months ended June 30, 2000 is primarily due to decreases in rental income, earned income from financing leases, interest income from notes receivable and a decrease in earnings from joint ventures. However, an increase in gain on sale of securities of $172,000 during the six months ended June 30, 2000, compared to the previous period, caused a smaller decrease in revenues for the period than there would have been otherwise. The $202,000 and $307,000 decrease in rental income for the three and six months ended June 30, 2000 is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At June 30, 2000, the Partnership owned equipment with an aggregate original cost of $392,000, as compared to the $4.3 million of equipment owned at June 30, 1999.

         Earned income from financing leases decreased by $2,000 and $23,000 during the three and six months ended June 30, 2000, as compared to the same period in 1999. The Partnership had investments in financing leases with a net investment of $0 at June 30, 2000, as compared to $6,000 at June 30, 1999.

         Earnings from joint ventures decreased $15,000 and $20,000 for the three and six months ended June 30, 2000, compared to the same period in 1999. The decrease was due to one joint joint venture closing during the third quarter of 1999 and another joint venture closing during the first quarter of 2000.

         Interest income from notes receivable decreased by $22,000 and $40,000 for the three and six months ended June 30, 2000, compared to 1999. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $15,000 at June 30, 2000, compared to $92,000 at June 30, 1999.

         The Partnership reported a gain on sale of securities of $0 and $172,000 for the three and six months ended June 30, 2000, compared to $0 in 1999. The securities sold for 2000 consisted of common stock received though the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $172,000 from the sale of these securities during the six months ended June 30, 2000. In addition, at June 30, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $11,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Total expenses of the Partnership decreased by $29,000 and $63,000 during the three and six months ended June 30, 2000, compared to the same period in 1999. Most expense items decreased. Management fees decreased $13,000 and $22,000, acquisition fees decreased $5,000 and $20,000, reimbursed costs to the general partner decreased $4,000 and $9,000 and depreciation expense decreased by $2,000 and $5,000 for the three and six months ended June 30, 2000, respectively, as compared to the same period in 1999. These decreases are attributable to the decline in the amount of equipment owned as previously discussed, as well as, the equipment portfolio having been fully depreciated during the year ended December 31, 1999.

Liquidity and Capital Resources

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore, it is expected that the cash generated from operations will also decline. The remaining assets of the Partnership consist primarily of a note receivable and two leases. The General Partner is continuing its efforts in marketing these assets for sale.

         The Partnership reported net cash used by equipment leasing and financing activities during the six months ended June 30, 2000 of $44,000, as compared to net cash generated of $656,000 during the same period in 1999. The decline in net cash generated from leasing and financing activities for the six months ended June 30, 2000, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases, principal payments from financing leases and principal payments from notes receivable, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $35,000 and $97,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease in distributions from joint ventures is attributable to one joint venture closing during the third quarter of 1999 and another joint venture closing during the first quarter of 2000.

         As of June 30, 2000, the Partnership owned equipment being held for lease with an original cost of $392,000 and a net book value of $0, as compared to equipment with an original cost of $2,894,000 and a net book value of $79,000 at June 30, 1999. The General Partner is actively engaged, on behalf of the Partnership, in selling the Partnership's off lease equipment.

         The cash distributed to partners was $0 during the six months ended June 30, 2000 and 1999. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 in cash distributions for the six months ended June 30, 2000 and 1999. The cumulative cash distributions to limited partners at June 30, 2000 is $43,274,000, as compared to $37,828,000 at June 30, 1999. The General Partner received cash distributions of $0 for its share of the cash distribution for the six months ended June 30, 2000 and 1999.

         As provided for by the Partnership Agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998.

Impact of the Year 2000 Issue

         The General Partner has appointed ResourcePhoenix.com. (RPC), an affiliate of the General Partner, to manage its Year 2000 project.

         RPC has a Year 2000 project plan in place and a "Y2K Project Team" has been appointed. The team has identified risks, and has implemented remediation procedures for its Year 2000 issues. RPC has budgeted for the necessary changes, built contingency plans, and has progressed along the scheduled timeline. Installation of all remediation changes to critical software and hardware was completed on November 5, 1999. As of July 31, 2000, RPC has not encountered any material year 2000 problems with the hardware and software systems used in our operations. In addition, none of RPC's critical vendors have reported any material year 2000 problems nor have they experienced any decline in service levels from such vendors.

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

                                  June 30, 2000

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

         In the Ash action, Plaintiffs have filed a fourth amended complaint which includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint. Plaintiffs have served four requests for production on July 25, 2000. The plaintiffs depositions have been taken and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. Defendants have answered the complaint and discovery has commenced. A class has been certified. Plaintiffs have served three requests for production; defendants responded to the third request for production on July 25, 2000. The plaintiffs deposition has been taken and plaintiffs recently took depositions of defendants.

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


                                      PHOENIX INCOME FUND, L.P.
                                      -------------------------
                                            (Registrant)

                                      BY: PHOENIX LEASING ASSOCIATES LP,
                                          a California limited partnership,
                                          General Partner

                                          BY:   PHOENIX LEASING ASSOCIATES, INC.
                                                a Nevada corporation,
                                                General Partner


    Date                     Title                              Signature
    ----                     -----                              ---------


August 11, 2000    Senior Vice President                  /S/ GARY W. MARTINEZ
---------------    and a Director of                      ----------------------
                   Phoenix Leasing Associates, Inc.       (Gary W. Martinez)



August 11, 2000    Vice President, Finance,               /S/ ANDREW N. GREGSON
---------------    Treasurer and a Director of            ----------------------
                   Phoenix Leasing Associates, Inc.       (Andrew N. Gregson)