Form 10QSB
period 2000-09-30
PHOENIX INCOME FUND LP
filed 2000-11-14
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

  X     QUARTERLY REPORT  UNDER SECTION  13 OR 15(d) OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

169,587 Units of Limited Partnership Interest were outstanding as of September 30, 2000.

Transitional small business disclosure format:

                          Yes                 No   X
                              -----              -----

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                            PHOENIX INCOME FUND, L.P.
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                     September 30,  December 31,
                                                         2000           1999
                                                         ----           ----
ASSETS
Cash and cash equivalents                                $652           $388

Accounts receivable (net of allowance for losses
   on accounts receivable of $16 and $19 at
   September 30, 2000 and December 31, 1999,
   respectively)                                           11             26

Notes receivable (net of allowance for losses
   on notes receivable of $0 at September 30, 2000
   and December 31, 1999)                                 --              61

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $19 and
   $636 at September 30, 2000 and December 31, 1999,
   respectively)                                          --             --

Investment in joint ventures                              --              32

Other assets                                               11              8
                                                         ----           ----

     Total Assets                                        $674           $515
                                                         ====           ====

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
   Accounts payable and accrued expenses                 $ 31           $ 70
                                                         ----           ----

     Total Liabilities                                     31             70
                                                         ----           ----

Partners' Capital
   General Partner                                        --             --

   Limited Partners, 300,000 units authorized,
     175,285 units issued and 169,587 units
     outstanding at September 30, 2000 and
     December 31, 1999                                    631            436

   Accumulated other comprehensive income                  12              9
                                                         ----           ----

     Total Partners' Capital                              643            445
                                                         ----           ----

     Total Liabilities and Partners' Capital             $674           $515
                                                         ====           ====

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                            2000      1999     2000       1999
                                            ----      ----     ----       ----
   INCOME
   Rental income                           $    58  $    92   $    77   $   418
   Earned income, financing leases            --          2      --          25
   Equity in earnings from joint
     ventures, net                            --         17         3        40
   Interest income, notes receivable            49        7        46        47
   Gain on sale of securities                 --        473       172       473
   Other income                                 10       52        44       139
                                           -------  -------   -------   -------
     Total Income                              117      643       342     1,142
                                           -------  -------   -------   -------

EXPENSES
   Depreciation                               --          1      --           5
   Amortization of acquisition fees           --          4      --          24
   Lease related operating expenses           --          1        22        14
   Management fees to General Partner            4       21        12        51
   Reimbursed administrative costs to
     General Partner                            10       10        32        42
   Provision for losses on receivables          24        2        20      --
   General and administrative expenses          22       18        61        70
                                           -------  -------   -------   -------
     Total Expenses                             60       57       147       206
                                           -------  -------   -------   -------

NET INCOME                                      57      586       195       936

Other comprehensive income:
   Unrealized gains (losses) on securities:
     Unrealized holding gains arising
       during period                             1      475       175       467
     Less:  reclassification adjustment
            for gains included in net
            income                            --       (473)     (172)     (473)
                                           -------  -------   -------   -------
Other comprehensive income                       1        2         3        (6)
                                           -------  -------   -------   -------

COMPREHENSIVE INCOME                       $    58  $   588   $   198   $   930
                                           =======  =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                        $   .34  $  3.46   $  1.15   $  5.52
                                           =======  =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                        $  --    $  --     $  --     $  --
                                           =======  =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                       $  --       --        --        --
     Limited Partners                           57      586       195       936
                                           -------  -------   -------   -------

                                           $    57  $   586   $   195   $   936
                                           =======  =======   =======   =======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                               2000       1999
                                                               ----       ----
Operating Activities:
--------------------
   Net income                                                 $   195   $   936

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation                                              --           5
       Amortization of acquisition fees                          --          24
       Gain on sale of equipment                                  (22)      (50)
       Gain on sale of securities                                (172)     (473)
       Equity in earnings from joint ventures, net                 (3)      (40)
       Provision for (recovery of) losses in accounts
         receivable                                                14       (34)
       Provision for early termination, financing leases         --          34
       Provision for losses on notes receivable                     6      --
       Decrease in accounts receivable                              1        32
       Decrease in accounts payable and accrued expenses          (39)     (106)
       Decrease in other assets                                  --          22
                                                              -------   -------

Net cash provided by (used in) operating activities               (20)      350
                                                              -------   -------

Investing Activities:
--------------------
   Principal payments, financing leases                             3       299
   Principal payments, notes receivable                            55       203
   Proceeds from sale of equipment                                 19        67
   Proceeds from sale of securities                               172       473
   Distributions from joint ventures                               35       155
                                                              -------   -------

Net cash provided by investing activities                         284     1,197
                                                              -------   -------

Increase in cash and cash equivalents                             264     1,547

Cash and cash equivalents, beginning of period                    388     3,050
                                                              -------   -------

Cash and cash equivalents, end of period                      $   652   $ 4,597
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

Note 4.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At September 30, 2000, the Partnership has investments in notes receivable, before allowance for losses, of $0. The impaired loans of $0 are net of specific write-downs of $132,000. The
Partnership has an allowance for losses of $0 as of September 30, 2000. The average recorded investment in impaired loans during the nine months ended September 30, 2000 and 1999 was approximately $20,000 and $74,000 respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                       2000        1999
                                                       ----        ----
                                                    (Amounts In Thousands)
         Beginning balance                             $--         $162
              Provision for losses                        6         --
              Write downs                                (6)        --
                                                       ----        ----
         Ending balance                                $--         $162
                                                       ====        ====

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,587 for the nine months ended September 30, 2000 and 1999. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 6.  Investment in Joint Ventures.
         ----------------------------

Equipment Joint Venture
-----------------------

         The aggregate financial information of the equipment joint venture is presented below:

                                         September 30,   December 31,
                                            2000           1999
                                            ----           ----
                                          (Amounts in Thousands)

         Assets                            $  --           $177
         Liabilities                          --             35
         Partners' Capital                    --            142


                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                    2000       1999      2000      1999
                                    ----       ----      ----      ----
                                           (Amounts in Thousands)

         Revenue                   $ --        $ 71      $ 16      $404
         Expenses                    --           4         3        53
         Net Income                  --          67        13       351

         The equipment joint venture was closed during the nine months ended September 30, 2000.

Financing Joint Ventures
------------------------

         The aggregate financial information of the financing joint venture is presented below:

                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                    2000       1999      2000      1999
                                    ----       ----      ----      ----
                                           (Amounts in Thousands)

         Revenue                    $ --      $   7      $ --      $  2
         Expenses                     --       --          --       155
         Net Income (Loss)            --          7        --      (153)

         The financing joint venture was closed during the third quarter of 1999.

                            PHOENIX INCOME FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         The Partnership reported net income of $57,000 and $195,000 for the three and nine months ended September 30, 2000, respectively, as compared to net income of $586,000 and $936,000 during the three and nine months ended September 30, 1999, respectively. The Partnership reported an overall decrease in total revenues and expenses. However, the decreases in revenues exceeded the decreases in expenses, generating a decrease in net income for the period.

         Total revenues decreased by $526,000 and $800,000 for the three and nine months ended September 30, 2000, respectively, as compared to the same period in 1999. The decrease in total revenues for the three and nine months ended September 30, 2000 is primarily due to decreases in gain on sale of securities, rental income, earned income from financing leases and a decrease in earnings from joint ventures. The $34,000 and $341,000 decrease in rental income for the three and nine months ended September 30, 2000 is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At September 30, 2000, the Partnership owned equipment with an aggregate original cost of $23,000, as compared to the $3.2 million of equipment owned at September 30, 1999.

         Earned income from financing leases decreased by $2,000 and $25,000 during the three and nine months ended September 30, 2000, as compared to the same period in 1999. The Partnership had investments in financing leases with a net investment of $0 at September 30, 2000, as compared to $32,000 at September 30, 1999.

         Earnings from joint ventures decreased $17,000 and $37,000 for the three and nine months ended September 30, 2000, compared to the same period in 1999. The decrease was due to one joint venture closing during the third quarter of 1999 and another joint venture closing during the first quarter of 2000.

         Interest income from notes receivable increased by $42,000 for the three months ended September 30, 2000, compared to 1999. This increase is due to settlements received from lessees during the quarter ended September 30, 2000. Interest income from notes receivable decreased by $1,000 for the nine months ended September 30, 2000, compared to 1999. This decrease was offset by the aforementioned settlements received. The decrease in interest income from notes receivable is attributable to the decline in net investment in notes receivable. The net investment in notes receivable was $0 at September 30, 2000, compared to $68,000 at September 30, 1999.

         The Partnership reported a gain on sale of securities of $0 and $172,000 for the three and nine months ended September 30, 2000, compared to $473,000 for both the three and nine months ended September 30, 1999. The securities sold for 2000 consisted of common stock received though the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $172,000 from the sale of these securities during the nine months ended September 30, 2000. In addition, at September 30, 2000, the Partnership owns shares of stock and stock warrants in emerging growth companies that are publicly traded with an unrealized gain of approximately $12,000. These stock warrants contain certain restrictions, but are generally exercisable within one year.

         Total expenses of the Partnership decreased by $59,000 during the nine months ended September 30, 2000, compared to the same period in 1999. Total expenses increased by $3,000 during the three months ended September 30, 2000, compared to the same period in 1999. Most expense items decreased. Management fees decreased $17,000 and $39,000, acquisition fees decreased $4,000 and $24,000, reimbursed costs to the general partner decreased $0 and $10,000 and depreciation expense decreased by $1,000 and $5,000 for the three and nine months ended September 30, 2000, respectively, as compared to the same period in 1999. These decreases are attributable to the decline in the amount of equipment owned as previously discussed, as well as, the equipment portfolio having been fully depreciated during the year ended December 31, 1999.

Liquidity and Capital Resources

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore, it is expected that the cash generated from operations will also decline. The remaining assets of the Partnership consist of one lease and one loan. The General Partner is continuing its efforts in marketing these assets for sale.

         The Partnership reported net cash generated by equipment leasing and financing activities during the nine months ended September 30, 2000 of $38,000, as compared to net cash generated of $852,000 during the same period in 1999. The decline in net cash generated from leasing and financing activities for the nine months ended September 30, 2000, as compared to the same period in the previous year, is attributable to decreases in rental income from operating leases, principal payments from financing leases and principal payments from notes receivable, as previously discussed in the Results of Operations.

         The Partnership received distributions from joint ventures of $35,000 and $155,000 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in distributions from joint ventures is attributable to one joint venture closing during the third quarter of 1999 and another joint venture closing during the first quarter of 2000.

         As of September 30, 2000, the Partnership owned equipment being held for lease with an original cost of $23,000 and a net book value of $0, as compared to equipment with an original cost of $2,004,000 and a net book value of $0 at September 30, 1999. The General Partner is actively engaged, on behalf of the Partnership, in selling the Partnership's off lease equipment.

         The cash distributed to partners was $0 during the nine months ended September 30, 2000 and 1999. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 in cash distributions for the nine months ended September 30, 2000 and 1999. The cumulative cash distributions to limited partners at September 30, 2000 is $43,274,000, as compared to $38,891,000 at September 30, 1999. The
General Partner received cash distributions of $0 for its share of the cash distribution for the nine months ended September 30, 2000 and 1999.

         As provided for by the Partnership Agreement, the General Partner has determined to exercise its discretion that no further redemptions in the Partnership will be permitted after March 31, 1998.

                            PHOENIX INCOME FUND, L.P.

                               September 30, 2000

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. Defendants recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution V. Defendants have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants will respond to the first request for production on November 22, 2000.

         The Companies intend to vigorously defend the Consolidated Action.

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


                                      PHOENIX INCOME FUND, L.P.
                                      -------------------------
                                            (Registrant)

                                      BY: PHOENIX LEASING ASSOCIATES LP,
                                          a California limited partnership,
                                          General Partner

                                          BY:   PHOENIX LEASING ASSOCIATES, INC.
                                                a Nevada corporation,
                                                General Partner


    Date                     Title                              Signature
    ----                     -----                              ---------


November 13, 2000  Senior Vice President                  /S/ GARY W. MARTINEZ
-----------------  and a Director of                      ----------------------
                   Phoenix Leasing Associates, Inc.       (Gary W. Martinez)



November 13, 2000  Vice President, Finance,               /S/ ANDREW N. GREGSON
-----------------  Treasurer and a Director of            ----------------------
                   Phoenix Leasing Associates, Inc.       (Andrew N. Gregson)