Form 10KSB
period 2000-12-31
PHOENIX INCOME FUND LP
filed 2001-03-22
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                   FORM 10-KSB

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-19063


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

                             Yes __X__  No ____

The Registrant's revenue for its most recent fiscal year was $388,000.

As of December 31, 2000, 169,587 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 2000.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format:

                             Yes _____  No __X__

                            PHOENIX INCOME FUND, L.P.

                         2000 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.       Business.......................................................  3
Item 2.       Properties.....................................................  4
Item 3.       Legal Proceedings..............................................  5
Item 4.       Submission of Matters to a Vote of Security Holders............  5

                                     PART II

Item 5.       Market for the Registrant's Securities and Related
                Security Holder Matters......................................  5
Item 6.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................  6
Item 7.       Financial Statements...........................................  8
Item 8.       Disagreements on Accounting and Financial Disclosure Matters... 20


                                    PART III

Item 9.       Directors and Executive Officers of the Registrant............. 20
Item 10.      Executive Compensation......................................... 21
Item 11.      Security Ownership of Certain Beneficial Owners and Management. 22
Item 12.      Certain Relationships and Related Transactions................. 22


                                     PART IV

Item 13.      Exhibits, Financial Statement Schedules and Reports on
                Form 8-K..................................................... 22


Signatures................................................................... 23

                                     PART I

Item 1.       Business.
              --------

General Development of Business.

         Phoenix Income Fund, L.P., a California limited partnership (the "Partnership"), was organized on November 17, 1989. The Partnership was registered with the Securities and Exchange Commission with an effective date of January 18, 1991 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate by December 31, 2006; however it is anticipated to close in the near term. The General Partner is a California limited partnership, Phoenix Leasing Associates LP, the general partner of which is Phoenix Leasing Associates, Inc., a Nevada corporation ("PLA") and a wholly-owned subsidiary of Phoenix Leasing Incorporated ("PLI"). The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

         The initial public offering was for 300,000 units of limited partnership interest at a price of $250 per unit. The Partnership completed its public offering on July 28, 1992. The Partnership sold 175,285 units for a total capitalization of $43,821,250. Of the proceeds received through the offering, the Partnership has incurred $6,017,000 in organizational and offering expenses.

         From the initial formation of the Partnership through December 31, 2000, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $90,886,000. The average initial firm term of contractual payments from equipment subject to lease was 42 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.74%. The average initial term of contractual payments from loans was 66 months.

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

         The Partnership has acquired significant amounts of equipment or assets and has provided financing with the net offering proceeds. In addition, the Partnership also acquired equipment through the use of debt financing, however, the ratio of the outstanding debt to net capital contributions less any investment in Leveraged Joint Ventures at the end of the Partnership's offering period, and thereafter, will not exceed one to one. The cash flow generated by such investments in equipment leases or financing transactions has been used to provide for debt service, to provide cash distributions to the Partners and the remainder reinvested in capital equipment or other assets.

         The Partnership has acquired and leased equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 2000, none of the leased assets owned by the Partnership was classified as Financing and Operating leases. The Partnership has also provided financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment. A significant portion of the net offering proceeds to the Partnership has been invested in capital equipment subject to Operating leases.

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

         Competition. The General Partner has concentrated the Partnership's activities in the equipment leasing and financing industry, an area in which the General Partner has developed an expertise. The computer equipment leasing industry is extremely competitive. The Partnership competes with many well established companies having substantially greater financial resources. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment). Generally, the impact of these factors to the Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 2000, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.
              ----------

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans to businesses located throughout the United States.

         As of December 31, 2000, the Partnership has outstanding loans to borrowers with an aggregate original cost of $171,000. The following table summarizes the type of equipment financed by the Partnership at December 31, 2000.

                                                             Percentage of
       Asset Types                   Purchase Price          Total Assets
------------------------        ----------------------       -------------
                                (Amounts in Thousands)

Financing to Businesses                  $ 171                   100
                                         -----                   ---

TOTAL                                    $ 171                   100%
                                         =====                   ===

Item 3.       Legal Proceedings.
              -----------------

         The Registrant is not a direct party to any pending legal proceedings which would have a material adverse impact on its financial position.


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

         (b)  Approximate number of equity security investments:

                                                     Number of Unit Holders
                     Title of Class                  as of December 31, 2000
              ----------------------------           -----------------------

              Limited Partners                                 3,638
              General Partner                                      1

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         Phoenix Income Fund, L.P., (the Partnership) reported net income of $202,000 and $1,134,000 during the years ended December 31, 2000 and 1999, respectively. The Partnership reported an overall decrease in total revenues and expenses for the year ended December 31, 2000. However, the decreases in revenues exceeded the decreases in expenses, generating a decrease in net income for the year ended December 31, 2000, compared to the previous year.

         Total income decreased by $959,000 during 2000, as compared to the same period in the previous year. The decrease in total income is due primarily to decreases in rental income, gain on sale of securities, earnings from joint ventures and other income. Rental income decreased by $418,000 during 2000 as compared to the same period in the previous year. The decrease in rental income is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At December 31, 2000, the Partnership owned equipment with an aggregate original cost of $0, as compared to the $745,000 of equipment owned at December 31, 1999.

         The Partnership reported a gain on sale of securities of $182,000 for the year ended December 31, 2000, compared to $473,000 in 1999. The securities sold for both 2000 and 1999 consisted of common stock received through the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $182,000 and $473,000 from the sale of these securities during the year ended December 31, 2000 and 1999, respectively.

         Earnings from joint ventures decreased by $74,000 for the year ended December 31, 2000, compared to 1999. The decrease was due to one joint venture closing during the third quarter of 1999 and another joint venture closing during the first quarter of 2000.

         Other income decreased by $147,000 due to the decrease in interest income, due to a decrease in the average cash balance for the year ended December 31, 2000 compared to December 31, 1999. A large cash distribution to the Limitied Partners decreased the cash balance in December of 1999.

         Total expenses of the Partnership decreased by $27,000 during the year ended December 31, 2000, compared to the same period in the previous year. Management fees decreased $44,000, amortization of acquisition fees decreased $28,000, reimbursed costs to the general partner decreased $25,000 and depreciation expense decreased by $5,000 for the year ended December 31, 2000, as compared to the same period in 2000. These decreases are attributable to the decline in the amount of equipment owned as previously discussed, as well as, the equipment portfolio having been fully depreciated during the year ended December 31, 1999.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the investments of the Partnership.

Liquidity and Capital Resources

         The remaining asset of the Partnership consists of one loan. The General Partner is continuing its efforts in marketing this asset for sale.

         The Partnership reported net cash generated by equipment leasing and financing activities for the year ended December 31, 2000 and 1999 of $29,000 and $940,000, respectively. The decline in net cash generated from leasing and financing activities for the years ended December 31, 2000 is attributable to decreases in rental income from operating leases, principal payments from financing leases and principal payments from notes receivable.

         The Partnership received distributions from joint ventures of $35,000 and $160,000 for the year ended December 31, 2000 and 1999, respectively. The decrease in distributions from joint ventures, for the year ended December 31, 2000, is attributable to one joint venture closing during the third quarter of 1999 and another joint venture closing during the first quarter of 2000.

         As of December 31, 2000, the Partnership owned equipment being held for lease with an original cost of $0 and a net book value of $0, as compared to equipment with an original cost of $418,000 and a net book value of $0 at December 31, 1999. The Partnership has sold all of it's remaining equipment as of December 31, 2000.

         The cash distributed to partners was $0 and $4,383,000 for the years ended December 31, 2000 and 1999, respectively. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 and $4,383,000 in cash distributions for the years ended December 31, 2000 and 1999, respectively. The cumulative cash distributions to limited partners is $43,274,000 at December 31, 2000 and 1999. The General Partner received cash distributions of $0 for its share of the cash distribution for the years ended December 31, 2000 and 1999. The Partnership is planning to make a final cash distribution in 2001.

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

                          Item 7. FINANCIAL STATEMENTS
                                  --------------------

                            PHOENIX INCOME FUND, L.P.
                            -------------------------

                          YEAR ENDED DECEMBER 31, 2000
                          ----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Phoenix Income Fund, L.P.:

We have audited the  accompanying  balance sheet of Phoenix Income Fund, L.P. (a
California limited partnership) as of December 31, 2000, and the related statements of operations and comprehensive income, partners' capital and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Income Fund, L.P. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.




San Francisco, California,                                   ARTHUR ANDERSEN LLP
  January 26, 2001

                            PHOENIX INCOME FUND, L.P.
                                  BALANCE SHEET
                 (Amounts in Thousands Except for Unit Amounts)

                                                               December 31, 2000
                                                               -----------------

ASSETS

Cash and cash equivalents                                              $659
                                                                       ----


     Total Assets                                                      $659
                                                                       ====


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                               $ 21
                                                                       ----

     Total Liabilities                                                   21
                                                                       ----

Partners' Capital:

   General Partner                                                      --

   Limited Partners, 300,000 units authorized, 175,285 units
     issued and 169,587 units outstanding                               638
                                                                       ----


     Total Partners' Capital                                            638
                                                                       ----

     Total Liabilities and Partners' Capital                           $659
                                                                       ====

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                        2000       1999
                                                        ----       ----
INCOME

   Rental income                                      $   102    $   520
   Earned income, financing leases                       --           26
   Gain on sale of securities                             182        473
   Equity in earnings from joint ventures                   3         77
   Interest income, notes receivable                       46         49
   Other income                                            55        202
                                                      -------    -------

     Total Income                                         388      1,347
                                                      -------    -------

EXPENSES

   Depreciation                                          --            5
   Amortization of acquisition fees                      --           28
   Lease related operating expenses                        48         14
   Management fees to General Partner                      13         57
   Reimbursed administrative costs to General
     Partner                                               42         67
   Provision for (recovery of) losses on
     leases and loans                                       4        (33)
   General and administrative expenses                     79         75
                                                      -------    -------

     Total Expenses                                       186        213
                                                      -------    -------

NET INCOME                                                202      1,134

Other comprehensive loss:
   Unrealized gains on securities:
     Unrealized holding gains arising during
       period                                             173        467
     Less: reclassification adjustment for
           gains included in net income                  (182)      (473)
                                                      -------    -------

Other comprehensive loss                                   (9)        (6)
                                                      -------    -------

COMPREHENSIVE INCOME                                  $   193    $ 1,128
                                                      =======    =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $  1.19    $  6.69
                                                      =======    =======

ALLOCATION OF NET INCOME:
   General Partner                                    $  --      $  --
   Limited Partners                                       202      1,134
                                                      -------    -------

                                                      $   202    $ 1,134
                                                      =======    =======

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)

                                                                        Accumulated
                                       General                             Other
                                       Partner's   Limited Partners'   Comprehensive   Total
                                        Amount     Units       Amount     Income       Amount
                                       ---------   ------------------  -------------   ------

Balance, December 31, 1998               $ --     169,604   $  3,685     $     15    $  3,700

Redemptions of capital                     --         (17)      --           --          --

Distributions to partners ($25.85 per
   limited partnership unit)               --        --       (4,383)        --        (4,383)

Other comprehensive loss                   --        --         --             (6)         (6)

Net income                                 --        --        1,134         --         1,134
                                         ------  --------   --------     --------    --------

Balance, December 31, 1999                 --     169,587        436            9         445

Other comprehensive loss                   --        --         --             (9)         (9)

Net income                                 --        --          202         --           202
                                         ------  --------   --------     --------    --------

Balance, December 31, 2000               $ --     169,587   $    638     $   --      $    638
                                         ======  ========   ========     ========    ========


        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                         2000      1999
                                                         ----      ----
Operating Activities:
--------------------

   Net income                                          $   202   $ 1,134
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation                                       --           5
       Amortization of acquisition fees                   --          28
       Gain on sale of equipment                           (27)      (93)
       Gain on sale of securities                         (182)     (473)
       Equity in earnings from joint ventures               (3)      (77)
       Provision for early termination,
         financing leases                                 --           2
       Recovery of losses on accounts receivable            (2)      (41)
       Provision for losses on notes receivable              6         6
       Decrease in accounts receivable                      28        39
       Decrease (increase) in other assets                  (1)       24
       Decrease in accounts payable and accrued
         expenses                                          (49)     (143)
                                                       -------   -------

   Net cash provided by (used in) operating
     activities                                            (28)      411
                                                       -------   -------

Investing Activities:
--------------------

   Principal payments, financing leases                      2       325
   Principal payments, notes receivable                     55       204
   Proceeds from sale of equipment                          25       148
   Proceeds from sale of securities                        182       473
   Distributions from joint ventures                        35       160
                                                       -------   -------

   Net cash provided by investing activities               299     1,310
                                                       -------   -------

Financing Activities:


   Distributions to partners                              --      (4,383)
                                                       -------   -------

     Net cash used in financing activities                --      (4,383)
                                                       -------   -------

Increase (decrease) in cash and cash
  equivalents                                              271    (2,662)

Cash and cash equivalents, beginning of
  period                                                   388     3,050
                                                       -------   -------

Cash and cash equivalents, end of period               $   659   $   388
                                                       =======   =======


        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


Note 1.       Organization and Partnership Matters.
              ------------------------------------

         Phoenix Income Fund, L.P. (the "Partnership") was formed as a California limited partnership on November 17, 1989. The Partnership's primary business objectives are to invest in computer, computer-related and other equipment and assets of various types and to lease or finance such equipment to third parties. In addition to acquiring equipment for lease to third parties, the Partnership may also provide financing to cable television operators, emerging growth companies, and certain manufacturers and their lessees with respect to equipment leased directly by such manufacturers. The Partnership met minimum investment requirements on February 21, 1991. The Partnership termination date is December 31, 2006; however it is anticipated to close in the near term.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of reducing the risks of financing or acquiring certain capital equipment leased to third parties (see Note 5).

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

         The General Partner was compensated for services performed in connection with the analysis of assets available to the Partnership, the selection of such assets and the acquisition thereof, including obtaining lessees for the equipment, negotiating and concluding master lease agreements with certain lessees. As compensation for such acquisition services, the General Partner received a fee equal to 4%, subject to certain limitations, of (a) the purchase price of equipment acquired by the Partnership, or equipment leased to customers by manufacturers, the financing for which is provided by the Partnership, or (b) financing provided to businesses such as cable operators, emerging growth companies, or other businesses, payable upon such acquisition or financing, as the case may be. Acquisition fees have been amortized over the life of the assets principally on a straight-line basis.

         A schedule of compensation due and related distributions made to the General Partner for the years ended December 31 follows:

                                                    2000             1999
                                                    ----             ----
                                                   (Amounts in Thousands)
         Management fees                            $13              $57
                                                    ---              ---

              Total                                 $13              $57
                                                    ===              ===


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

         Impaired Notes Receivable. Notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest has been reduced to zero, the remaining payments will be applied to interest income. Impaired notes receivable are measured based on the present value of expected future cash flows discounted at the note's original effective interest rate. Alternatively, impairment is measured based on the note's observable market price or the fair value of the collateral if the note is collateral-dependent. When the measure of the impaired note is less than the recorded investment in the note, the impairment is recorded through a valuation allowance, which is included in the provision for losses on leases and loans.

         Allowance for Lease Losses. An allowance for losses on finance leases is established through provisions for losses charged against income. The loss is measured when it becomes probable that the Company will not recover its net investment in the finance lease. The loss is estimated as the net investment in a finance lease that will not be recovered through the remaining payments from the lease, including the value of equipment on lease. Finance leases deemed to be uncollectable are charged against the allowance for lease losses, and subsequent recoveries, if any, are credited to the allowance.

         Leasing Operations. The Partnership's leasing operations consisted of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment. The Partnership reviews its estimates of residual value at least annually. If a decline in value has occurred which is other than temporary, a reduction in the investment is recognized currently.

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

         Portfolio Valuation Methodology. The Partnership accounts for the net realizable of the Partnership's equipment on a portfolio basis.

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

         Investment in Available-for-Sale Securities. The Partnership had investments in stock warrants in public companies that have been determined to be available for sale. Available-for-sale securities were stated at their fair market value, with the unrealized gains and losses reported as other comprehensive income.

         Reclassification. Certain 1999 amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no impact on previously reported net income or partners' capital.

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Comprehensive Income. For the Partnership, comprehensive income includes net income reported on the statement of operations and changes in the fair value of its available-for-sale investments reported as a component of partners' capital.


Note 3.    Notes Receivable.
           ----------------

         At December 31, 2000, the recorded investment in notes that are considered to be impaired was $0, net of specific write-downs of $75,000. The average recorded investment in impaired loans during the years ended December 31, 2000 and 1999 was approximately $15,000 and $67,000, respectively. The Partnership recognized $49,000 and $30,000 of interest income on impaired notes receivable during the years ended December 31, 2000 and 1999, respectively.

         The activity in the allowance for losses on notes receivable during the year ended December 31, is as follows:

                                                  2000           1999
                                                  ----           ----
                                                 (Amounts in Thousands)

         Beginning balance                        $ -           $ 162
           Provision for losses                       6             6
           Write downs                               (6)         (168)
                                                  -----         -----
         Ending balance                           $ -           $ -
                                                  =====         =====


Note 4.    Equipment on Operating Leases.
           -----------------------------

         Equipment on lease consisted primarily of computer peripheral equipment and other capital equipment.

         The Partnership's operating leases were for initial lease terms of approximately 24 to 48 months. During the remaining terms of existing operating leases the Partnership would recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

         The Partnership had entered into direct lease arrangements with businesses in different industries, located throughout the United States.
Generally, it was the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administered the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.


Note 5.       Investment in Joint Ventures.
              ----------------------------

Equipment Joint Venture
-----------------------

         On August 1, 1994, the Partnership entered into an agreement, along with two other affiliated partnerships, to contribute certain leased assets and notes receivable (the Assets) to Phoenix Acceptance Limited Liability Company, a Delaware limited liability company (the "Equipment Joint Venture") in exchange for a 22.55% equity interest in the Equipment Joint Venture. The interest received in the Equipment Joint Venture was accounted for at the historical cost basis of the Assets transferred. The Partnership has accounted for its net investment in this Equipment Joint Venture using the equity method of accounting. The Equipment Joint Venture was organized to hold title to the Assets and subsequently transfer such Assets to a trust for the purpose of the trust issuing two classes of lease backed certificates to third parties in exchange for cash proceeds. The transaction between the Equipment Joint Venture and the trust has been accounted for as a financing arrangement. The Equipment Joint Venture retains a residual interest in the Assets transferred through the ownership of a third class of subordinated trust certificates. The lease backed certificates are recourse only to the assets used to collateralize the obligation.

         The net carrying value of the Assets contributed by the Partnership to the Equipment Joint Venture was approximately $5.6 million and the total carrying value of all of the Assets contributed by all three partnerships approximated $24.7 million. The net proceeds from the issuance of the lease backed certificates are being distributed back to the partnerships who contributed to the Equipment Joint Venture. On August 5, 1994, the Equipment Joint Venture received proceeds from the issuance of the 7.1% Class A lease backed certificates in the principal amount of $18.5 million. On August 12, 1994, the Equipment Joint Venture received proceeds from the issuance of the 8.25% Class B lease backed certificates in the principal amount of $5.3 million. The lease backed certificates were paid in full in November 1996.

         The manager of the Equipment Joint Venture is Phoenix Leasing Incorporated, who is responsible for the daily management of the operations of the Equipment Joint Venture. Phoenix Leasing Incorporated also acts as Servicer and Administrator to the trust. As Servicer, Phoenix Leasing Incorporated is responsible for servicing, managing and administering the Assets, as well as enforcing and making collections on the Assets.

         An analysis of the Partnership's investment account in the Equipment Joint Venture is as follows:

                                                                         Net
                 Net Investment                                      Investment
                  at Beginning               Equity in                 at End
Date               of Period   Contributions Earnings  Distributions  of Period
----             ------------- ------------- --------- -------------  ---------
                                      (Amounts in Thousands)


Year Ended
  December 31, 1999   $ 12         $  0        $119        $ 99         $ 32
                      ====         ====        ====        ====         ====

Year Ended
  December 31, 2000   $ 32         $  0        $  3        $ 35         $  0
                      ====         ====        ====        ====         ====

         The aggregate financial information of the Equipment Joint Venture is presented as follows:

                                                For the Years Ended December 31,
                                                     2000             1999
                                                     ----             ----
                                                     (Amounts in Thousands)

Revenue                                              $(16)            $586
Expenses                                                3               72
Net Income (Loss)                                     (13)             514

         The remaining Equipment Joint Venture was closed during the first quarter of 2000.

         The General Partner earned a management fee of 3.5% of the Partnership's respective interest in the gross receipts of the Eqiuipment Joint Venture. Cash proceeds subject to a management fee at the Equipment Joint Venture level were not subject to management fees at the Partnership level.

Financing Joint Venture
-----------------------

         The Partnership owned a 25% interest in Phoenix Joint Venture 1994-2, a Financing Joint Venture. This Financing Joint Venture was closed during 1999. The investment was accounted for using the equity method of accounting. The other partners of the venture were entities organized and managed by the General Partner.

         An analysis of the Partnership's investment account in the Financing Joint Venture is as follows:

                                                                         Net
                 Net Investment               Equity in               Investment
                  at Beginning                Earnings                 at End
Date               of Period   Contributions  (Losses) Distributions  of Period
----             ------------- -------------  -------- -------------  ---------
                                     (Amounts in Thousands)

Year Ended
  December 31, 1999   $103         $  0        $(42)       $ 61         $  0
                      ====         ====        ====        ====         ====

         The aggregate financial information of the Financing Joint Venture is presented as follows:

                                                For the Years Ended December 31,
                                                   2000                 1999
                                                   ----                 ----
                                                    (Amounts in Thousands)

          Revenue                                  $ --                $   2
          Expenses                                   --                  155
          Net Loss                                   --                 (153)

         The General Partner earned a management fee of 3.5% of the Partnership's respective interest in gross payments received for the Financing Joint Venture. Revenues subject to a management fee at the Financing Joint Venture level were not subject to management fees at the Partnership level.


Note 6.       Accounts Payable and Accrued Expenses.
              -------------------------------------

         Accounts payable and accrued expenses consist of the following at December 31:

                                                                   2000
                                                                   ----
                                                          (Amounts in Thousands)

          Other                                                     $17
          General Partner and affiliates                              4
                                                                    ---

            Total                                                   $21
                                                                    ===


Note 7.       Income Taxes.
              ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31, 2000:

                      Reported Amounts          Tax Basis         Net Difference
                      ----------------          ---------         --------------
                                         (Amounts in Thousands)

         Assets            $659                    $659                $ -
         Liabilities         21                      20                   1

Note 8.       Related Entities.
              ----------------

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


Note 9.       Reimbursed Costs to the General Partner and Affiliates.
              ------------------------------------------------------

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

         The reimbursed administrative costs to the General Partner were $42,000 and $67,000 for the years ended December 31, 2000 and 1999, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 2000 and 1999 were $21,000 and $15,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 10.      Net Income (Loss) and Distributions per Limited Partnership Unit.
              ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,587 for the years ended December 31, 2000 and 1999, respectively. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's net capital contributions.


Note 11.      Fair Value of Financial Instruments.
              -----------------------------------

         The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

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

         GUS CONSTANTIN, age 63, is President and a Director of PLA. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         GARY W. MARTINEZ, age 50, is Senior Vice President and a Director of PLA. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         ANDREW N. GREGSON, age 28, is Vice President, Chief Financial Officer and a Director of PLA. He has been associated with PLI since 1998. Mr. Gregson oversees the Finance Department. He is responsible for the structuring, planning, and monitoring of the partnerships sponsored by the General Partner and its affiliates, as well as maintaining the banking relationships. Mr. Gregson graduated with a B.A. in Physics and Economics from Amherst College.

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

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. and
              Phoenix Leasing Cash Distribution Fund IV

Disclosure Pursuant to Section 16, Item 405 of Regulation S-K:

         The General Partner (and any corporate general partner of the General Partner) of the Registrant, and the executive officers of the General Partner (or any corporate general partner of the General Partner) of the Registrant, file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended. Based solely on the Registrant's review of the copies of such forms received by the Registrant, the Registrant believes that, during 2000, all such required reports were filed on a timely basis.

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

         Plaintiffs severed one cause of action from the Complaint, a claim related to the marketing and sale of Cash Distribution Fund V, and transferred it to Marin County Superior Court (the "Berger Action"). Plaintiffs then dismissed the remaining claims in Sacramento Superior Court and re-filed them in a separate lawsuit making similar allegations (the "Ash Action").

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

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. Plaintiffs recently served a first request for production in the Consolidated Action; defendants responded to the first request for production on November 27, 2000.

         The Companies intend to vigorously defend the Consolidated Action.


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
                                                               (Amounts in Thousands)

Phoenix Leasing
  Associates LP              General Partner            $   13(1)                    $   -                    $   -
                                                         ======                        =====                    ====

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


Item 12.      Certain Relationships and Related Transactions.
              ----------------------------------------------

         None.


Item 13.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
              ----------------------------------------------------------------

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Balance Sheet as of December 31, 2000                        10
              Statements of Operations and Comprehensive Income
                for the Years Ended December 31, 2000 and 1999             11
              Statements of Partners' Capital for the Years Ended
                December 31, 2000 and 1999                                 12
              Statements of Cash Flows for the Years Ended
                December 31, 2000 and 1999                                 13
              Notes to Financial Statements                           14 - 19

         All other schedules are omitted because they are not applicable, or required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 2000.

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



         Date:  March 22, 2001      By:  /S/  GUS CONSTANTIN
                --------------           -------------------------
                                         Gus Constantin, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature               Title                                   Date
       ---------               -----                                   ----

/S/ GUS CONSTANTIN       President and a Director                 March 22, 2001
-----------------------  of Phoenix Leasing Associates, Inc.      --------------
(Gus Constantin)


/S/ GARY W. MARTINEZ     Senior Vice President and a Director of  March 22, 2001
-----------------------  Phoenix Leasing Associates, Inc.         --------------
(Gary W. Martinez)


/S/ ANDREW N. GREGSON    Vice President, Chief Financial          March 22, 2001
-----------------------  Officer and Director of                  --------------
(Andrew N. Gregson)      Phoenix Leasing Associates, Inc.