Form 10QSB
period 2001-03-31
PHOENIX INCOME FUND LP
filed 2001-05-14
CIK 857873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

  X     QUARTERLY REPORT  UNDER SECTION  13 OR 15(d) OF THE  SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

169,575 Units of Limited Partnership Interest were outstanding as of March 31, 2001.

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
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)


                                                          March 31, December 31,
                                                            2001        2000
                                                            ----        ----
ASSETS

Cash and cash equivalents                                   $653        $659
                                                            ----        ----


     Total Assets                                           $653        $659
                                                            ====        ====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses                    $ 29        $ 21
                                                            ----        ----

     Total Liabilities                                        29          21
                                                            ----        ----

Partners' Capital

   General Partner                                           --          --

   Limited Partners, 300,000 units authorized,
     175,285 units issued and 169,575
     and 169,587 units outstanding at
     March 31, 2001 and December 31, 2000,
     respectively                                            624         638
                                                            ----        ----

     Total Partners' Capital                                 624         638
                                                            ----        ----

     Total Liabilities and Partners' Capital                $653        $659
                                                            ====        ====

        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                              Three Months Ended
                                                                   March 31,
                                                                2001      2000
                                                                ----      ----
INCOME
   Rental income                                                 $--      $  19
   Equity in earnings from joint ventures                         --          3
   Gain on sale of securities                                     --        172
   Other income                                                      7       16
                                                                 -----    -----

     Total Income                                                    7      210
                                                                 -----    -----

EXPENSES
   Lease related operating expenses                                  8       13
   Management fees to General Partner                             --          8
   Reimbursed administrative costs to General Partner                4       12
   General and administrative expenses                               9       17
                                                                 -----    -----

     Total Expenses                                                 21       50
                                                                 -----    -----

NET INCOME (LOSS)                                                  (14)     160

Other comprehensive income:
   Unrealized gains on securities:
     Unrealized holding gains arising during period               --        186
     Less: reclassification adjustment for gains included
           in net income                                          --       (172)
                                                                 -----    -----
Other comprehensive income                                        --         14
                                                                 -----    -----

COMPREHENSIVE INCOME (LOSS)                                      $ (14)   $ 174
                                                                 =====    =====


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                   $(.08)   $ .95
                                                                 =====    =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                       $--      $--
                                                                 =====    =====

ALLOCATION OF NET INCOME (LOSS):
     General Partner                                             $--      $--
     Limited Partners                                              (14)     160
                                                                 -----    -----

                                                                 $ (14)   $ 160
                                                                 =====    =====
        The accompanying notes are an integral part of these statements.

                            PHOENIX INCOME FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                2001      2000
                                                                ----      ----
Operating Activities:
--------------------

   Net income (loss)                                            $ (14)    $ 160

   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
       Equity in earnings from joint ventures                    --          (3)
       Gain on sale of equipment                                 --          (4)
       Gain on sale of securities                                --        (172)
       Increase (decrease) in accounts payable and
         accrued expenses                                           8       (30)
                                                                -----     -----

Net cash used in operating activities                              (6)      (49)
                                                                -----     -----

Investing Activities:
--------------------
   Principal payments, financing leases                          --           3
   Principal payments, notes receivable                          --          15
   Proceeds from sale of equipment                               --           1
   Proceeds from sale of securities                              --         172
   Distributions from joint ventures                             --          35
                                                                -----     -----

Net cash provided by investing activities                        --         226
                                                                -----     -----

Increase (decrease) in cash and cash equivalents                   (6)      177

Cash and cash equivalents, beginning of period                    659       388
                                                                -----     -----

Cash and cash equivalents, end of period                        $ 653     $ 565
                                                                =====     =====

Supplemental Disclosure of Non-Cash Investing Activities:
--------------------------------------------------------
Reclassification of financing leases from operating leases      $--     $    (3)

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

Note 2.  Reclassification.
         ----------------

         Reclassification - Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Note 3.  Income Taxes.
         ------------

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the financial statements of the Partnership.

Note 4.  Accounts Receivable.
         -------------------

         The activity in the allowance for losses on accounts receivable during the three months ended March 31, is as follows:

                                                    2001          2000
                                                    ----          ----
                                                  (Amounts in Thousands)

         Beginning balance                          $ -           $  19
              Provision for losses                    -              -
              Write downs                             -              (1)
                                                    -----         -----
         Ending balance                             $ -           $  18
                                                    =====         =====

Note 5.  Notes Receivable.
         ----------------

         Impaired Notes Receivable. At March 31, 2001 and December 31, 2000, the recorded investment in notes receivable that are considered to be impaired was $0, net of specific write-downs of $75,000. The average recorded investment in impaired loans during the three months ended March 31, 2001 and 2000 was approximately $0 and $46,000, respectively.

Note 6.  Net Income (Loss) and Distributions Per Limited Partnership Unit.
         ----------------------------------------------------------------

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 169,575 and 169,587 for the three months ended March 31, 2001 and 2000, respectively. For purposes of allocating net income (loss) to each individual limited partner, the Partnership allocates net income (loss) based upon each respective limited partner's net capital contributions.

Note 7.  Investment in Joint Ventures:
         -----------------------------

Equipment Joint Venture
-----------------------
                                         Three Months Ended
                                              March 31,
                                         2001           2000
                                         ----           ----
                                        (Amounts in Thousands)

         Revenue                          $ -           $16
         Expenses                           -             3
         Net Income                         -            13

         The equipment joint venture was closed during the first quarter of 2000.

Note 8.  New Accounting Pronouncements.
         -----------------------------

         Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), as amended by SFAS 138, which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. The Partnership currently has warrants to purchase non-marketable equities covered by this statement. The Partnership previously carried these warrants at fair value on the balance sheet and changes in fair value were reported as a component of other comprehensive income on the Statement of Partners' Capital. With the adoption of SFAS 133, these warrants are carried at fair value on the balance sheet and changes in fair value are reported as part of other income on the Statement of Operations. The effect of the change was not material.

                            PHOENIX INCOME FUND, L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Results of Operations

         The Partnership reported a net loss of $14,000 during the three months ended March 31, 2001, as compared to net income of $160,000 during the three months ended March 31, 2000. The Partnership reported an overall decrease in total income and expenses. However, the decreases in income exceeded the decreases in expenses, generating a decrease in net income for the period. The decline in net income for the three months ended March 31, 2001, compared to the same period in 2000, is primarily due to the winding down of operations as the Partnership nears closing.

         Total income decreased by $203,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The decrease in total income for the three months ended March 31, 2001 is primarily due to decreases in rental income, gain on sale of securities and earnings from joint ventures. Rental income decreased by $19,000 during 2001 as compared to the same period in 2000. The decrease in rental income is attributable to a decrease in the amount of equipment owned that is classified as operating leases. At March 31, 2001, the Partnership owned equipment with an aggregate original cost of $0, as compared to the $392,000 of equipment owned at March 31, 2000.

         The Partnership reported a gain on sale of securities of $0 for the three months ended March 31, 2001, compared to $172,000 in 2000. The securities sold in 2000 consisted of common stock received though the exercise of stock warrants granted to the Partnership as part of financing agreements with emerging growth companies that are publicly traded. The Partnership received proceeds of $172,000 from the sale of these securities during the three months ended March 31, 2000.

         Earnings from joint ventures decreased by $3,000 for the three months ended March 31, 2001, as compared to the same period in 2000. The decrease was due to the last joint venture owned by the Partnership closing during the first quarter of 2000.

         Total expenses of the Partnership decreased by $29,000 during the three months ended March 31, 2001, compared to the same period in 2000. Management fees decreased $8,000, reimbursed costs to the general partner decreased $8,000 and lease related operating expenses decreased by $5,000 for the three months ended March 31, 2001, as compared to the same period in 2000. These decreases are attributable to the decline in the amount of equipment owned as previously discussed.

Liquidity and Capital Resources

         The remaining asset of the Partnership consists of one loan. The General Partner is continuing its efforts in marketing this asset for sale.

         The Partnership reported net cash used by equipment leasing and financing activities during the three months ended March 31, 2001 of $6,000 as compared to net cash used of $31,000 during the same period in 2000. The decrease in net cash used in leasing and financing activities for the three months ended March 31, 2001, as compared to the same period in the previous year, is attributable to an increase in accounts payable and accrued expenses.

         The Partnership received distributions from joint ventures of $0 and $35,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in distributions from joint ventures is attributable to the last joint venture owned by the Partnership which closed during the first quarter of 2000.

         As of March 31, 2001, the Partnership owned equipment being held for lease with an original cost of $0 and a net book value of $0, as compared to equipment with an original cost of $392,000 and a net book value of $0 at March 31, 2000. The Partnership sold all of it's remaining equipment as of December 31, 2000.

         The cash distributed to partners was $0 during the three months ended March 31, 2001 and 2000. In accordance with the Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received $0 in cash distributions for the three months ended March 31, 2001 and 2000. The cumulative cash distributions to limited partners is $43,274,000 at March 31, 2001 and 2000. The General Partner received cash distributions of $0 for its share of the cash distribution for the three months ended March 31, 2001 and 2000. The Partnership is planning to make a final distribution in 2001.

                            PHOENIX INCOME FUND, L.P.

                                 March 31, 2001

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

         The Ash complaint includes six causes of action: breach of fiduciary duty, constructive fraud, judicial dissolution of Cash Distribution Fund IV, judicial dissolution of Cash Distribution Fund V, accounting and alter ego. The Companies recently answered the complaint and discovery has commenced. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of the Companies.

         The Berger complaint relates to alleged misrepresentations made in connection with the offering of Cash Distribution Fund V. The Companies have answered the complaint and discovery has commenced. A class has been certified. The plaintiffs' depositions have been taken, and plaintiffs recently took depositions of defendants.

         On August 28, 2000, the Ash and Berger actions were consolidated (the "Consolidated Action") pursuant to stipulation by both parties. The parties continue to engage in discovery, including document production, interrogatories, requests for admission and depositions, in the Consolidated Action. The court recently set a trial date of October 19, 2001.

         The Companies intend to vigorously defend the Consolidated Action.

Item 2.  Changes in Securities.  Inapplicable
         ---------------------
Item 3.  Defaults Upon Senior Securities.  Inapplicable
         -------------------------------
Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable
         -----------------------------------------------------
Item 5.  Other Information.  Inapplicable
         -----------------
Item 6.  Exhibits and Reports on 8-K:
         ---------------------------
         a)   Exhibits:  None
         b)   Reports on 8-K: None

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


                                      PHOENIX INCOME FUND, L.P.
                                      -------------------------
                                            (Registrant)

                                      BY: PHOENIX LEASING ASSOCIATES LP,
                                          a California limited partnership,
                                          General Partner

                                          BY:   PHOENIX LEASING ASSOCIATES, INC.
                                                a Nevada corporation,
                                                General Partner


    Date                     Title                              Signature
    ----                     -----                              ---------


May 11, 2001       Senior Vice President                  /S/ GARY W. MARTINEZ
-----------------  and a Director of                      ----------------------
                   Phoenix Leasing Associates, Inc.       (Gary W. Martinez)



May 11, 2001       Vice President Chief Financial         /S/ ANDREW N. GREGSON
-----------------  Officer and a Director of              ----------------------
                   Phoenix Leasing Associates, Inc.       (Andrew N. Gregson)